Form 10-Q
period 1994-12-31
STV GROUP INC
filed 1995-02-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1994                  COMMISSION FILE NO. 0-3415

                               STV GROUP, INCORPORATED
(Exact name of registrant as specified in its charter)


     Pennsylvania                                           23-1698231
(State or other jurisdiction of                 I.R.S. Employer Identification)
 incorporation or organization)


11 Robinson Street, Pottstown, Pennsylvania                      19464
(Address of principal executive offices)                       (Zip Code)


                                        (610) 326-4600
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:


                                      Common Stock $1.00 par value
                                (Title of class)


As of December 31, 1994, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X       NO

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              STV GROUP, INC., AND SUBSIDIARIES

            CONSOLIDATED CONDENSED BALANCE SHEETS

                          UNAUDITED

                                                              December 31, 1994   September 30, 1994

ASSETS
Current Assets
  Cash                                                                $999,000            $640,000
  Accounts Receivable less allowance for doubtful
    accounts of $140,000 in 1995 and $90,000 in 1994                22,187,000          24,413,000
  Costs and Estimated Profits of Uncompleted
  Contracts in Excess of Related Billings                           11,819,000          13,045,000
  Income Taxes Recoverable                                             438,000             522,000
  Deferred tax benefit                                                 416,000             360,000
  Other Current Assets                                               1,131,000           1,434,000
                                                                     ---------           ---------

  Total Current Assets                                              36,990,000          40,414,000

Property and Equipment                                              11,381,000          11,374,000

  Less Accumulated Depreciation                                      9,487,000           9,282,000
                                                                     ---------           ---------

    Net Property and Equipment                                       1,894,000           2,092,000

Deferred Tax Benefit                                                   430,000             430,000

Other Assets                                                           936,000           1,024,000
                                                                       -------           ---------

      TOTAL                                                        $40,250,000         $43,960,000
                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                     $17,409,000         $22,369,000
    Accrued Wages and Expenses                                       6,572,000           6,774,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                  4,743,000           3,800,000
                                                                     ---------           ---------

      Total Current Liabilities                                     28,724,000          32,943,000

  Long-Term Debt                                                     1,915,000           1,939,000

  Stockholders' Equity
    Preferred Stock                                                          0                   0
    Common Stock                                                     1,921,000           1,843,000
    Capital Surplus                                                  3,003,000           2,681,000
    Retained Earnings                                                4,958,000           4,825,000
                                                                     ---------           ---------

      Total                                                          9,882,000           9,349,000
        Less:  Treasury Stock                                          271,000             271,000
                                                                       -------             -------

      Total Stockholders' Equity                                     9,611,000           9,078,000

      TOTAL                                                        $40,250,000         $43,960,000
                                                                   ===========         ===========

     STV GROUP, INC., AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS

                 UNAUDITED

                                                           THREE MONTHS ENDED
                                                               December 31
                                                         1994            1993

Operating Activities
  Net Income                                          $132,000        $237,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                    220,000         174,000
      Deferred Tax Benefit                                   0         (45,000)
      Other                                            104,000        (133,000)
      Stock contribution to Employee Stock
        Ownership Program (ESOP)                       400,000               0
  Changes in Operating assets and liabilities
      Accounts Receivable                            2,226,000      (1,313,000)
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses      1,530,000         577,000
      Accounts Payable and accrued expenses         (1,565,000)        587,000
      Billing in excess of related costs               943,000          18,000
      Current Income Taxes                              28,000         125,000
                                                        ------         -------
Net Cash provided by operating activities           $4,018,000        $227,000

Investing Activities
  Purchase of Property and Equipment                    (7,000)        (20,000)
  Purchase of Software                                 (14,000)         (8,000)
  Decrease (Increase) in other assets                   32,000           8,000
                                                        ------           -----
  Net Cash provided (used) by investing activities     $11,000        ($20,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                      21,700,000      17,450,000
  Principal payments on line of credit and long
    term borrowings                                (25,370,000)    (18,333,000)
                                                   -----------     -----------
    Net Cash (used) provided by financing
      activities                                   ($3,670,000)      ($883,000)

  Increase (decrease) in cash and equivalents          359,000        (676,000)
  Cash and equivalents at beginning of year            640,000         818,000
                                                       -------         -------
    Cash and equivalents at end of period             $999,000        $142,000
                                                      ========        ========

       STV GROUP, INC., AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF INCOME

                   UNAUDITED

                                                       THREE MONTHS ENDED
                                                            December 31
                                                     1994            1993

Revenue

  Total Revenue                                  $22,817,000     $21,808,000
    Less Subcontract and Procurement Costs         5,464,000       5,427,000
                                                   ---------       ---------

  Operating Revenue                              $17,353,000     $16,381,000

Costs and Expenses

  Costs of Services and Sales                     15,468,000      14,604,000
  General and Administrative                       1,153,000       1,232,000
  Interest in Joint Venture                          104,000        (133,000)
  Interest                                           383,000         336,000
                                                     -------         -------

Total Costs and Expenses                          17,108,000      16,039,000

Income Before Income Taxes                           245,000         342,000

Income Taxes                                         113,000         105,000
                                                     -------         -------

Net Income                                          $132,000        $237,000
                                                    ========        ========

Earnings per share:                                    $0.07           $0.14

Weighted Average Common Shares and
  Equivalents                                       1,798,491       1,743,246

              Notes to Consolidated Condensed Financial Statement

                               December 31, 1994
1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

It should be understood that the foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1995 due in part to increased reliance on estimates at interim dates.

2 - ACCOUNTING CHANGES

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits. Prior to October 1, 1994, the Company recognized the cost of providing these benefits on a cash basis. Under the new method of accounting, the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. This accounting change had no material effect on net income or net worth. As required by the Statement, prior year financial statements have not been restated to reflect the change in accounting method.

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These accounting changes did not have a material effect on net income or net worth. Certain prior year amounts have been reclassified to conform to the presentation in the Company's 1994 Annual Report on Form 10-K. These reclassifications had no effect on the results of operations or no overall financial position.

Item 2.  Management Discussion and Analysis of the Results of Operation

Total  revenues for the quarter ended December 31, 1994 (first quarter of fiscal
1995) increased 4.6% as compared to the first quarter of fiscal 1994 and decreased 3.0% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the first quarter of fiscal 1995 increased 5.9% as compared to the first quarter of fiscal 1994 and increased 2.4% as compared to the previous quarter. The increase in operating revenues reflects an increase in the demand for transportation, infrastructure and facilities engineering.

Pass-through costs, expressed as a percentage of total revenues decreased to 23.9% as compared to 24.9% in the first quarter of fiscal 1994 and 29.0% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services for the first quarter of fiscal 1995 increased 6% from the first quarter of fiscal 1994 but is comparable when expressed as a percentage of operating revenue at 89.1% in the first quarter of fiscal 1995 and 89.2% in the first quarter of fiscal 1994. Labor, labor related expenses, and computer expense increased due to increase workload and were responsible for a 2.3% increase in cost of services. Labor related expenses also increased cost of services 1.6% due to the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" and a change in estimate on payroll taxes. The balance of the increase in cost of services was primarily due to additional marketing effort. Compared to the previous quarter, cost of services, expressed as a percentage of net operating revenue, increased from 86.1% to 89.1%. The previous quarter was positively impacted by a change in estimates for accounts receivable and legal expenses and without that adjustment would have been comparable at 88.2%.

General and administrative expense, expressed as a percentage of operating revenue, decreased to 6.6% in the first quarter of fiscal 1995 from 7.5% in the first quarter of fiscal 1994 and 8.6% in the previous quarter. The decrease from the first quarter of fiscal 1994 was due to a decrease in legal and accounting fees and the increased revenues. The decrease from the previous quarter was due mainly to a decrease in legal costs.

The interest in an architectural joint venture changed from a loss of $133,000 in the first quarter of fiscal 1994 to a profit of $104,000 in the first quarter of fiscal 1995. In the fourth quarter of fiscal 1994, the company chose to wind-down and eventually terminate the joint venture. The Company expects the joint venture to break-even during the wind-down phase.

Interest, expressed as a percentage of operating revenues for the first quarter of fiscal 1995 was comparable to the first quarter of 1994 at 2.2% and decreased from the 2.5% of the previous quarter. This decrease was due to a reduction in borrowing.

Income tax expense for the first quarter of 1995 was 46% of pre-tax income compared to 31% in the first quarter of 1994. Included in the 1994 tax rate was a favorable adjustment of $45,000 due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Without this adjustment income tax expense, expressed as a percentage of pre-tax income, would have been comparable to the first quarter of fiscal 1995 at 44%.

Earnings per common share for the first quarter of 1995 were 7 cents as compared to 14 cents for the first quarter of fiscal 1994. The earnings per share in the first quarter of 1994 included 3 cents due to the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Financial Condition
Working capital increased to $8,266,000 from the $7,471,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $4.5 million is currently available. The Company believes the existing line of credit is adequate to meet the financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog remains strong at approximately $110 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  February 14, 1995                      By:  /s/ Michael Haratunian
- - - ---------------------                         ----------------------
         Date                                 Michael Haratunian
                                              Chairman, Chief Executive Officer






  February 14, 1995                      By:  /s/ Peter W. Knipe
- - - ---------------------                         ------------------
         Date                                 Peter W. Knipe
                                              Secretary/Treasurer