Form 10-Q
period 1995-03-31
STV GROUP INC
filed 1995-05-10
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1995                    COMMISSION FILE NO. 0-3415

                               STV GROUP, INCORPORATED
(Exact name of registrant as specified in its charter)


     Pennsylvania                                            23-1698231
(State or other jurisdiction of               (I.R.S. Employer Identification)
 incorporation or organization)


11 Robinson Street, Pottstown, Pennsylvania                      19464
(Address of principal executive offices)                      (Zip Code)


                                        (610) 326-4600
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock $1.00 par value
                                (Title of class)


As of March 31, 1995, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X       NO

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     STV GROUP, INC., AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                 UNAUDITED

                                                                                 March 31, 1995      September 30,1994

ASSETS
Current Assets
  Cash                                                                               $977,000            $640,000
  Accounts Receivable less allowance for doubtful
    accounts of $230,000 in 1995 and $50,000 in 1994                               20,610,000          24,413,000
  Costs and Estimated Profits of Uncompleted
  Contracts in Excess of Related Billings                                          13,066,000          13,045,000
  Income Taxes Recoverable                                                            438,000             522,000
  Deferred tax benefit                                                                480,000             360,000
  Other Current Assets                                                                733,000           1,434,000
                                                                                      -------           ---------

  Total Current Assets                                                             36,304,000          40,414,000

Property and Equipment                                                             11,770,000          11,374,000

  Less Accumulated Depreciation                                                     9,693,000           9,282,000
                                                                                    ---------           ---------

    Net Property and Equipment                                                      2,077,000           2,092,000

Deferred Tax Benefit                                                                  430,000             430,000

Other Assets                                                                        1,016,000           1,024,000
                                                                                    ---------           ---------

      TOTAL                                                                       $39,827,000         $43,960,000
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                                    $17,116,000         $22,369,000
    Accrued Wages and Expenses                                                      6,849,000           6,774,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                                 3,878,000           3,800,000
                                                                                    ---------           ---------

      Total Current Liabilities                                                    27,843,000          32,943,000

  Long-Term Debt                                                                    2,250,000           1,939,000

  Stockholders' Equity
    Preferred Stock                                                                         0                   0
    Common Stock                                                                    1,921,000           1,843,000
    Capital Surplus                                                                 3,003,000           2,681,000
    Retained Earnings                                                               5,081,000           4,825,000
                                                                                    ---------           ---------

      Total                                                                        10,005,000           9,349,000
        Less:  Treasury Stock                                                         271,000             271,000
                                                                                      -------             -------

      Total Stockholders' Equity                                                    9,734,000           9,078,000

      TOTAL                                                                       $39,827,000         $43,960,000
                                                                                  ===========         ===========

                STV GROUP, INC., AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED

                                                                         SIX MONTHS ENDED
                                                                             March 31
                                                                        1995            1994

Operating Activities
  Net Income                                                           $256,000        $381,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                                     440,000         360,000
      Deferred Tax Benefit                                                    0         247,000
      Other                                                             201,000        (256,000)
      Stock contribution to Employee Stock
        Ownership Program (ESOP)                                        400,000               0
  Changes in Operating assets and liabilities
      Accounts Receivable                                             3,803,000        (664,000)
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                         680,000         898,000
      Accounts Payable and accrued expenses                          (2,393,000)      1,466,000
      Billing in excess of related costs                                 78,000        (224,000)
      Current Income Taxes                                              (36,000)        134,000
                                                                        -------         -------
Net Cash provided by operating activities                            $3,429,000      $2,342,000

Investing Activities
  Purchase of Property and Equipment                                   (396,000)       (337,000)
  Purchase of Software                                                 (138,000)         (9,000)
  Decrease (Increase) in other assets                                    62,000          (1,000)
                                                                         ------          ------
    Net Cash provided (used) by investing activities                  ($472,000)      ($347,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                       43,505,000      37,201,000
  Principal payments on line of credit and long
    term borrowings                                                 (46,125,000)    (38,867,000)
                                                                    -----------     -----------
    Net Cash (used) provided by financing
      activities                                                    ($2,620,000)    ($1,666,000)

  Increase (decrease) in cash and equivalents                           337,000         329,000
  Cash and equivalents at beginning of year                             640,000         818,000
                                                                        -------         -------
    Cash and equivalents at end of period                              $977,000      $1,147,000
                                                                       ========      ==========

   STV GROUP, INC., AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF INCOME

               UNAUDITED

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     March 31                        March 31
                                                 1995            1994            1995            1994

Revenue

  Total Revenue                              $21,092,000     $20,687,000     $43,909,000     $42,494,000
    Less Subcontract and Procurement Costs     3,573,000       4,759,000       9,037,000      10,186,000
                                               ---------       ---------       ---------      ----------

  Operating Revenue                          $17,519,000     $15,928,000     $34,872,000     $32,308,000

Costs and Expenses

  Costs of Services and Sales                 15,648,000      14,575,000      31,116,000      29,179,000
  General and Administrative                   1,178,000         891,000       2,331,000       2,123,000
  Interest in Joint Venture                       97,000        (122,000)        201,000        (256,000)
  Interest                                       368,000         327,000         751,000         663,000
                                                 -------         -------         -------         -------

Total Costs and Expenses                      17,291,000      15,671,000      34,399,000      31,709,000

Income Before Income Taxes                       228,000         257,000         473,000         599,000

Income Taxes                                     104,000         113,000         217,000         218,000
                                                 -------         -------         -------         -------

Net Income                                      $124,000        $144,000        $256,000        $381,000
                                                ========        ========        ========        ========

Earnings per share:                                $0.07           $0.08           $0.14           $0.22

Weighted Average Common Shares and
  Equivalents                                  1,821,246       1,762,868       1,801,746       1,756,946

              Notes to Consolidated Condensed Financial Statement

                                 March 31, 1995

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

Item 2.  Management Discussion and Analysis of the Results of Operation

Total revenues for the quarter ended March 31, 1995 (second quarter fiscal 1995) increased 1.9% as compared to the second quarter of fiscal 1994 and decreased 7.6% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 10.0% as compared to the second quarter of fiscal 1994 and increased 1.0% as compared to the previous quarter. The increase in revenues reflects a continued demand for transportation, infrastructure and facilities engineering.

Pass-through costs, expressed as a percentage of total revenues, decreased 16.9% as compared to 23.0% in the second quarter of 1994 and 23.9% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 89.3% for the second quarter of fiscal 1995 from 91.5% in the second quarter of fiscal 1994 and is comparable to the 89.1% in the previous quarter. The decrease in the percentage from the second quarter of 1994 to the second quarter of 1995 was due mainly to the increase in revenues. As a dollar amount, cost of services increased $1,073,000 in the second quarter of fiscal 1995. This increase was primarily due to an increase in labor and labor related expenses in response to increased demand.

General and administrative expense, expressed as a percentage of operating revenues, increased to 6.7% in the second quarter of fiscal 1995 from 5.6% in the second quarter of fiscal 1994 and was comparable to the 6.6% in the previous quarter. The increase from the second quarter of fiscal 1994 was due to an increase in salaries and legal and accounting fees.

The interest in an architectural joint venture changed from a loss of $122,000 in the second quarter of fiscal 1994 to a profit of $83,000 in the second quarter of fiscal 1995. The Company has chosen to wind-down and eventually terminate the joint venture. The company expects the joint venture to break-even at the end of the wind-down phase.

Interest, expressed as a percentage of operating revenues, is 2.1% for the second quarter of fiscal 1995 which is comparable to the 2.1% of the second quarter of fiscal 1994 and the 2.2% of the previous quarter. As a dollar amount interest increased $41,000 in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 due to an increase in the borrowing rate.

Income tax expense for the second quarter of fiscal 1995 was 45.6% of pre-tax income compared to 44.0% in the second quarter of fiscal 1994.

Earnings per common share for the second quarter of fiscal 1995 were 7 cents, based on 1,821,246 shares outstanding, which is comparable to the 8 cents for the second quarter of fiscal 1994, based on 1,762,868 shares outstanding.

Financial Condition
Working capital increased to $8,461,000 from the $8,266,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $3.5 million is currently available. The Company believes the existing line of credit is adequate to meet the financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog remains strong at approximately $122 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  May 9, 1995                           By:  /s/ Michael Haratunian
- ---------------                              ----------------------
Date                                         Michael Haratunian
                                             Chairman, Chief Executive Officer




  May 9, 1995                           By:  /s/ Peter W. Knipe
- ---------------                              -----------------------
Date                                         Peter W. Knipe
                                             Secretary/Treasurer