Form 10-Q
period 1995-06-30
STV GROUP INC
filed 1995-08-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1995                      COMMISSION FILE NO. 0-3415

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


As of June 30, 1995, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X          NO

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  STV GROUP, INC., AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS

                              UNAUDITED

                                                                           June 30, 1995     September 30, 1994
ASSETS
Current Assets
  Cash                                                                       $1,397,000            $640,000
  Accounts Receivable less allowance for doubtful
    accounts of $320,000 in 1995 and $50,000 in 1994                         19,738,000          24,413,000
  Costs and Estimated Profits of Uncompleted
  Contracts in Excess of Related Billings                                    13,254,000          13,045,000
  Income Taxes Recoverable                                                      438,000             522,000
  Deferred tax benefit                                                          828,000             360,000
  Other Current Assets                                                        1,119,000           1,434,000

  Total Current Assets                                                       36,774,000          40,414,000
                                                                             ----------          ----------

Property and Equipment                                                       11,800,000          11,374,000

  Less Accumulated Depreciation                                               9,911,000           9,282,000
                                                                              ---------           ---------
    Net Property and Equipment                                                1,889,000           2,092,000

Deferred Tax Benefit                                                            430,000             430,000

Other Assets                                                                  1,015,000           1,024,000
                                                                              ---------           ---------

      TOTAL                                                                 $40,108,000         $43,960,000
                                                                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                              $17,897,000         $22,369,000
    Accrued Wages and Expenses                                                6,696,000           6,774,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                           3,486,000           3,800,000
                                                                              ---------           ---------

      Total Current Liabilities                                              28,079,000          32,943,000

  Long-Term Debt                                                              2,193,000           1,939,000

  Stockholders' Equity
    Preferred Stock                                                                   0                   0
    Common Stock                                                              1,921,000           1,843,000
    Capital Surplus                                                           3,003,000           2,681,000
    Retained Earnings                                                         5,183,000           4,825,000
                                                                              ---------           ---------
      Total                                                                  10,107,000           9,349,000
        Less:  Treasury Stock                                                   271,000             271,000
                                                                                -------             -------

      Total Stockholders' Equity                                              9,836,000           9,078,000

      TOTAL                                                                 $40,108,000         $43,960,000
                                                                            ===========         ===========


                 STV GROUP, INC., AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             UNAUDITED

                                                                            NINE MONTHS ENDED
                                                                                 June 30
                                                                          1995             1994

Operating Activities
  Net Income                                                             $358,000        $541,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                                       684,000         580,000
      Deferred Tax Benefit                                                      0          65,000
      Other                                                               255,000        (332,000)
      Stock contribution to Employee Stock
        Ownership Program (ESOP)                                          400,000               0
  Changes in Operating assets and liabilities
      Accounts Receivable                                               4,674,000        (944,000)
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                           106,000        (491,000)
      Accounts Payable and accrued expenses                            (2,183,000)      1,402,000
      Billing in excess of related costs                                 (314,000)        568,000
      Current Income Taxes                                               (384,000)        234,000
                                                                         --------         -------
Net Cash provided by operating activities                              $3,596,000      $1,623,000

Investing Activities
  Purchase of Property and Equipment                                     (426,000)       (724,000)
  Purchase of Software                                                   (144,000)        (31,000)
  Decrease (Increase) in other assets                                      44,000         (30,000)
                                                                           ------         -------
    Net Cash provided (used) by investing activities                    ($526,000)      ($785,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                         64,837,000      59,555,000
  Principal payments on line of credit and long
    term borrowings                                                   (67,150,000)    (59,803,000)
                                                                      -----------     -----------
    Net Cash (used) provided by financing
      activities                                                      ($2,313,000)      ($248,000)

  Increase (decrease) in cash and equivalents                             757,000         590,000
  Cash and equivalents at beginning of year                               640,000         818,000
                                                                          -------         -------
    Cash and equivalents at end of period                              $1,397,000      $1,408,000
                                                                       ==========      ==========

                STV GROUP, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                            UNAUDITED

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              June 30                         June 30
                                                                       1995            1994            1995            1994

Revenue

  Total Revenue                                                    $23,187,000     $23,439,000      $67,097,000     $65,934,000
    Less Subcontract and Procurement Costs                           5,829,000       6,943,000       14,865,000      17,130,000
                                                                     ---------       ---------       ----------      ----------

  Operating Revenue                                                $17,358,000     $16,496,000      $52,232,000     $48,804,000

Costs and Expenses

  Costs of Services and Sales                                       15,523,000      14,853,000       46,642,000      44,030,000
  General and Administrative                                         1,202,000       1,072,000        3,533,000       3,196,000
  Interest in Joint Venture                                             54,000         (76,000)         255,000        (331,000)
  Interest                                                             389,000         361,000        1,140,000       1,025,000
                                                                       -------         -------        ---------       ---------

Total Costs and Expenses                                            17,168,000      16,210,000       51,570,000      47,920,000

Income Before Income Taxes                                             190,000         286,000          662,000         884,000

Income Taxes                                                            87,000         126,000          304,000         343,000
                                                                        ------         -------          -------         -------

Net Income                                                            $103,000        $160,000         $358,000        $541,000
                                                                      ========        ========         ========        ========

Earnings per share:                                                      $0.06           $0.09            $0.20           $0.31

Weighted Average Common Shares and
  Equivalents                                                         1,821,246       1,757,062       1,808,243       1,756,985


              Notes to Consolidated Condensed Financial Statement

                                 June 30, 1995


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

Item 2.  Management Discussion and Analysis of the Results of Operation

Total revenues for the quarter ended June 30, 1995 (third quarter fiscal 1995) decreased 1.1% as compared to the third quarter of fiscal 1994 and increased 9.9% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 5.2% as compared to the third quarter of fiscal 1994 and decreased .9% as compared to the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, decreased to 25.1% as compared to 29.6% in the third quarter of fiscal 1994 and increased from 16.9% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 89.4% for the third quarter of fiscal 1995 from 90.1% in the third quarter of fiscal 1994 and are comparable to the 89.3% in the previous quarter. The decrease in the percentage from the third quarter fiscal 1995 was due mainly to the increase in revenue. As a dollar amount, cost of services increased $670,000 in the third quarter of fiscal 1995. This increase was primarily due to an increase in costs to support the increased sales.

General and administrative expense, expressed as a percentage of operating revenues, increased to 6.9% in the third quarter of fiscal 1995 from 6.5% in the third quarter of fiscal 1994 and was comparable to the 6.7% in the previous quarter. The increase from the third quarter of fiscal 1994 was due to an increase in salaries and insurance costs.

The interest in an architectural joint venture changed from a loss of $76,000 in the third quarter of fiscal 1994 to a profit of $54,000 in the third quarter of fiscal 1995. The Company has chosen to wind-down and eventually terminate the joint venture. The Company expects the joint venture to break-even at the end of the wind-down phase.

Interest, expressed as a percentage of operating revenues, is 2.2% for the third quarter of fiscal 1995 which is comparable to the 2.2% of the third quarter of fiscal 1994 and the 2.1% of the previous quarter. As a dollar amount, interest increased $28,000 in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 due to the increase in the interest rate.

Income tax expense for the third quarter of fiscal 1995 was 45.8% of pre-tax income compared to 44.1% in the third quarter of fiscal 1994.

Earnings per common share for the third quarter of fiscal 1995 were 6 cents based on 1,821,246 shares outstanding which is comparable to the 9 cents for the third quarter of fiscal 1994 based on 1,757,062 shares outstanding.

Financial Condition
Working capital increased to $8,695,000 from the $8,461,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $3.8 million is currently available. The Company believes the existing line of credit is adequate to meet the financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog remains strong at approximately $122 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




   August 11, 1995                          By:  /s/ Michael Haratunian
----------------------                           ----------------------
Date                                               Michael Haratunian
                                             Chairman, Chief Executive Officer






   August 11, 1995                          By:  /s/ Peter W. Knipe
-----------------------                          ------------------
Date                                                Peter W. Knipe
                                                 Secretary/Treasurer