Form 10-K
period 1995-09-30
STV GROUP INC
filed 1995-12-29
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended                              Commission File Number
   September 30, 1995                                         0-3415

                             STV GROUP, INCORPORATED
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                      23-1698231
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

11 Robinson Street, Pottstown, Pennsylvania 19464
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (610) 326-4600

Securities registered pursuant to Section 12(b) of the Act:  None

                                                     Name of each exchange on
Title of each class                                     which registered
Common Shares ($1.00 par)                                    NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1995 is $1,674,251. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 30, 1995 is as follows:

                             Common Shares 1,821,246

DOCUMENTS INCORPORATED BY REFERENCE
   Part I       Part II            Part III            Part IV
   (None)       Annual Report      Proxy Statement     1984, 1987, 1989, 1990
                to Shareholders    and Annual Re-      1991, 1992, 1993 and 1994
                for fiscal 1995    port to Share-      Form 10-K; Registration
                                   holders for         Statement No. 2-88904
                                   fiscal 1995

(1) The rules of the Securities and Exchange Commission require that the aggregate dollar amount of the voting stock set forth above equal the amount of common shares outstanding, reduced by the amount of common shares held by executive officers, directors and shareholders owning in excess of 10% of the Company's common shares, multiplied by the average bid and asked price on November 30, 1995. The information provided shall in no way be construed as an evaluation by the Company of the market price of such common stock, nor shall it be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company and any such inference is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

     STV Group, Inc. provides engineering and architectural consulting and design services on a variety of projects for the federal government, local, state and foreign governments and private industry. STV Group, Inc. consists of the following wholly-owned subsidiaries: Sanders & Thomas, Inc., Seelye Stevenson Value & Knecht, Inc., Lyon Associates, Inc., STV Architects, Inc., STV Environmental, Inc. and STV Construction Services. In June of 1995, the names of Sanders & Thomas, Inc., Seelye Stevenson Value & Knecht, Inc., and Lyon Associates, Inc., were changed to STV Incorporated. STV and its subsidiaries are hereinafter collectively referred to as the "Company".

     The Company's projects frequently require the service of a firm with diverse capabilities. For example, a particular project may require electrical engineers, civil engineers, draftsmen and other professional personnel. Each of STV Group, Inc.'s subsidiaries customarily staffs a particular project with personnel from the respective firm's offices. Where appropriate, however, multifirm project teams are formed with qualified professionals drawn from the entire Company. Management believes that close cooperation among the STV Group, Inc. subsidiaries, under its management, assures proper control and support for all Company activities. As of September 30, 1995, the Company employed 998 people.

Services

     The principal areas in which the Company provides services and the approximate percentage of the Company's revenue attributable to each service area are set forth below:*

                                        Year Ended September 30,
                                      1995         1994        1993

Architectural Engineering              27%          27%         30%
Civil, Highway, Bridge,
  Airport and Port Engineering         35           36          38
Defense Systems Engineering             5            4           4
Industrial Process Engineering          2            2           2
Transportation Engineering             29           28          24
Other Engineering Services              2            3           2

________________
* The Company does not record revenue data according to each service area. However, to provide an approximation of the revenue attributable to each service area, the Company has analyzed contract revenue in the fiscal year according to its principal service area. The aggregate revenue each year of these contracts is at least 75% of the consolidated revenue for these fiscal years.

Architectural Engineering

     Architectural   engineering   generally  involves   consulting  and  design
services, as well as construction inspection services, for the construction of commercial, industrial and governmental buildings, medical and educational facilities, laboratories, recreational, religious and cultural centers, military installations, penal institutions, and public utility facilities. As part of its services, the Company has designed and developed systems for heating, ventilation, cooling, refrigeration, fire protection, lighting, power generation and distribution and communications. In addition, the Company has performed energy conservation audits and has recommended and designed programs, including computerized control programs for multi-building complexes, for the conservation of fuel and electrical energy.

Civil, Highway, Bridge, Airport and Port Engineering

     This area of engineering generally involves consulting and design services for the construction of highways (including interchange ramps and secondary roads), bridges, airports and marine ports. Services performed by the Company have included site selection and development (including economic evaluations and feasibility reports), design and development of specifications, and construction inspection. As part of these services, the Company has designed lighting, toll and service facilities, drainage and erosion control systems, and has performed mapping and landscaping, hydraulic and hydrologic studies, soils engineering, traffic studies and surveys. In addition, the Company has designed and inspected the construction of airport terminals, runways, aircraft maintenance hangars, fuel systems, control towers and marine ports.

Defense Systems Engineering

     Defense systems engineering involves consulting and design services for the development of equipment and special hardware for the Department of Defense. Services performed by the Company have included the design, development and testing for systems relating to naval aircraft, weapons systems, aircraft carriers, support ships, land-based operations and support missions. The Company has prepared analytical support studies for aircraft carriers, support ships, land-based operations and support missions, analytical support studies for aircraft catapults and arresting systems, jet blast deflectors, shipboard weapons, loading and transfer systems, ship- weapon compatibility, mobile weapon loaders, munition trailers, launch and recovery television systems, lighting and marking systems, parachutes, life rafts and personnel life-support systems. In addition, the Company has prepared operation and maintenance manuals, technical reports, specifications and other documents describing equipment and hardware. The Company has the capacity to provide all of the services necessary to prepare these publications, including layout, artwork composition, photography and reproduction.

Industrial Process Engineering

     This area involves consulting and design services for the development of various manufacturing equipment and process systems. Services performed by the Company have included technical analyses, feasibility studies, plant layouts and machinery and construction inspection services. The Company has provided these services in connection with systems for the manufacture of paper, plastics, bulk chemicals, flooring, steel, rubber, telephone equipment, television sets, ammunition, foods and automotive production equipment. In addition, the Company has provided services for various waste-to-energy engineering projects such as municipal and industrial incinerators designed to convert various forms of waste into marketable energy and for various environments, sanitary and water pollution control projects, including water supply systems, storm and sanitary sewage collection systems.

Transportation Engineering

     Transportation engineering involves consulting and design services, as well as construction supervision services, for various transportation facilities, including the planning and design of track, terminals, stations, yards and shops for the railway industry. This area also involves evaluation and inspection of rolling stock for intercity rail lines, light rail, commuter line and urban mass transit systems and design and construction inspection of maintenance and storage facilities.

Customers

     The following table sets forth the percentage of contract revenues derived from each of the following customers for the periods indicated:

                                                      Year Ended September 30,
                                                    1995        1994        1993

U.S. Government
         Contracts..............................     19%         22%         23%

State and Local Government
         Contracts..............................     50          49          50

Foreign Government
         Contracts..............................      2           1           2

Private Contracts...............................     29          28          25

_______________
     In fiscal years 1995, 1994, and 1993 the Company's business activities in countries other than the United States accounted for approximately 4%, 5%, and 5% of total revenues, respectively. Due to the fact that virtually all of the Company's international business is funded through United States or international development agencies, management believes that there are no unusual risks attendant to obtaining payment for services rendered under its foreign contracts.

Contracts

     In recent years, many of the Company's contracts have been awarded on a cost-plus, as opposed to a fixed-price, basis. Under cost-plus contracts, the Company is reimbursed for its allowable costs (direct labor plus overhead rate) and is paid a negotiated fixed fee. Under fixed-price contracts, the Company is paid an agreed-upon price for services rendered. Under fixed-price contacts, the Company bears any risk of increased or unexpected costs that may reduce its profit or cause it to sustain a loss. The majority (approximately 75%) of the Company's contracts are cost-plus contracts.

Government Contracts

     Many of the government programs in which the Company participates as a contractor may extend for several years but may be funded on an annual basis. The Company's government contracts are subject to termination, reduction or modification as a result of changes in the government's requirements or budgetary restrictions. In addition, government contracts are subject to termination at the convenience of the government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. To date, no government agency has terminated for convenience any significant contracts with the Company.

     Under certain circumstances, the government can suspend or debar individuals or firms from obtaining future contracts with the government. While the Company has not experienced such a suspension or debarment and considers the possibility of any suspension or debarment to be remote, any such suspension or debarment would have a materially adverse effect upon the Company.

     The books and records of the Company are subject to audits by a number of federal, state and local government agencies, including the Defense Contract Audit Agency. Such audits could result in adjustments to contract costs and fees. To date, no material audit adjustments have been made in the Company's contracts, although no assurances can be given that future adjustments will not be required. All contract revenues are recorded in amounts which are expected to be realized upon final settlement and the Company does not anticipate material audit adjustments.

Accounts Receivable and Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

     Accounts receivable and costs and estimated profits of uncompleted contracts in excess of related billings represented 83% and 85% of total assets as of September 30, 1995 and 1994, respectively. Accounts receivable are comprised of billed receivables while costs and estimated profits of uncompleted contracts in excess of related billings are essentially unbilled receivables. Unbilled receivables represent payment obligations for which invoices have not or cannot be presented until a later period. The reasons for which invoices are not presented may include normal invoice preparation lag, lack of billable documents to be supplied by the client, and excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected. The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under any government contracts.

Backlog

     Backlog represents the value of existing contracts less the portion of such contracts included in revenues on the basis of percentage-of-completion. The Company's backlog for services as of September 30, 1995 and 1994 was approximately $129,000,000 and $110,000,000, respectively. The Company's backlog includes anticipated pass through cost such as reimbursement for travel, purchase of supplies and sub-contracts. Over the last three years, pass through costs, as a percent of total revenues, have been 22.2% in 1995, 26.5% in 1994 and 28.2% in 1993.

     A majority of the Company's customer orders or contract awards and additions to contracts previously awarded are received or occur at random during the year and may have varying periods of performance. The comparison of backlog amounts on the same date in successive years is not necessarily indicative of trends in the Company's business or future revenues.

     The major component of the Company's operating costs are payroll and payroll-related costs. Since the Company's business is dependent upon the reputation and experience of its personnel and adequate staffing, a reasonable backlog is important for the scheduling of operations and for the maintenance of a fully staffed level of operation.

Competition

     The Company has numerous competitors in all areas in which it does business. Some of its competitors are large, diversified firms having substantially greater financial resources and larger technical staffs than the Company. It is not possible to predict the extent of competition which the Company will encounter in the future because of changing customer requirements in terms of types of projects and technological developments. It has been the Company's experience that the principal competitive factors for the type of service business in which the Company engages are a firm's demonstrated ability to perform certain types of projects, the client's own previous experience with the competing firms, a firm's size and financial condition, and the cost of the particular proposal.

     It is Management's belief that the diversified scope of the services offered by the Company is a positive competitive factor. Among other things, the wide range of expertise which the Company possesses permits it to remain competitive in obtaining federal government contracts despite shifts in federal spending emphasis. Management believes that the national and international scope of the Company is a positive factor in attracting and retaining clients which have the need for engineering services in different regions of the country and the world.

Marketing

     Marketing activities are conducted by key operating and executive personnel, including specifically assigned sales personnel, as well as through professional personnel who maintain existing and develop new client relationships. The Company's ability to compete successfully in the industry is largely dependent on aggressive marketing, the development of information regarding client requirements, the submission of responsive cost-effective proposals and the successful completion of contracts. Information concerning private and governmental requirements is obtained during the course of contract performance, from formal and informal briefings, from participation in activities of professional organizations, and from literature published by the government and other organizations.

Personnel

     As of September 30, 1995, the Company had 998  employees,  of whom 885 were
engaged  in  engineering  and  architectural   services,   85  were  engaged  in
administration and 28 in marketing.

     Because of the nature of services provided, many employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, management specialists, technical writers and skilled technicians. Although many of the Company's personnel are highly specialized in certain areas the Company is not currently experiencing any material difficulty in obtaining the personnel it requires to perform under its contracts. Management believes that the future growth and success of the Company will depend, in part, upon its continued ability to retain and attract highly qualified personnel. The Company believes its employee relations to be good.

Environmental Compliance

     The Company's facilities are subject to federal, state and local authorities environmental control regulations. The Company believes it is in compliance with these numerous regulations and that it is not exposed to any material liability as it relates to contamination of the environment. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to expend significant capital expenditures.

Executive Officers of the Registrant

                                    Position with STV Group, Inc. Business
         Name                Age    Experience During the Past 5 Years
         ----                ---    ------------------------------------

Michael Haratunian (1)        62    Chairman of the Board and Chief Executive
                                    Officer of STV Group, Inc.

Dominick M. Servedio (2)      55    Director, President and Chief Operating
                                    Officer of STV Group, Inc. and President and Chief Operating Officer of STV
                                    Incorporated

Frank E. Lyon, Jr. (3)        67    Senior Vice President of STV Incorporated

W. A. Sanders II (4)          48    Senior Vice President of STV Incorporated

Peter W. Knipe (5)            46    Secretary/Treasurer of STV Group, Inc.

_______________
(1) Mr. Haratunian has been associated with the Company continuously since 1972 in various capacities and was appointed President of Seelye, Stevenson, Value & Knecht, Inc. in 1977 and Director and Executive Vice-President of Engineering of STV Group, Inc. in 1981 and assumed the Presidency of STV Group, Inc. in 1988. He was appointed Chief Executive Officer in 1991 and Chairman of the Board in 1993. Mr. Haratunian is a registered professional engineer.

(2) Mr. Servedio joined the Company is 1977 as Vice President of Seelye, Stevenson, Value & Knecht, Inc. and was appointed Executive Vice President in 1982. He was appointed President of Seelye, Stevenson, Value & Knecht, Inc. and Executive Vice President of STV Group, Inc. in 1988. Mr. Servedio was elected President of STV Group, Inc. in 1993. Mr. Servedio is a registered professional engineer.

(3) Mr. Lyon was the President and Chairman of the Board of Lyon Associates, Inc. for more than five years prior to the acquisition of certain of its assets by a subsidiary of the Company in 1983. Mr. Lyon currently is President of the Company's Lyon Associates, Inc. subsidiary. Mr. Lyon is a registered professional engineer.

(4) Mr. Sanders has been associated with the Company continuously since 1968 in various capacities and was appointed Executive Vice President of Sanders & Thomas in 1991. Mr. Sanders is a registered professional engineer.

(5) Mr. Knipe joined the Company in 1979, was appointed Controller in 1983 and was elected Treasurer in 1987 and Secretary in 1993. In addition to his position with the Company, he serves as a director and officer of certain subsidiaries of the Company.

ITEM 2.  PROPERTIES

     The Company's executive offices and a principal engineering office are located in a modern 42,700 square foot building leased by the Company in Pottstown, Pennsylvania, pursuant to a lease which expires in May 1996 with an option to renew for a five-year period.

     The Company leases office facilities in a number of other locations both in the United States and overseas, at which it performs engineering and architectural consulting and design services, including a facility of approximately 55,000 square feet in New York, New York, pursuant to a 15 year lease which expires in December, 2006.

     The Company believes that its facilities are adequate to meet the current and foreseeable needs of the Company. The Company does not expect to experience any difficulty in securing additional space should that become necessary.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is the subject of various claims, legal actions and complaints arising in the ordinary course of business. In most cases, the Company is one of several named defendants or third-party defendants. In the opinion of management, most of these matters are without merit or are of such a nature or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial condition of the Company.

     In  order  to  meet  its  contractual   professional   liability  insurance
requirements, for the policy years beginning March 1993, the Company's professional liability insurance arrangement provides for an annual aggregate $5,000,000 of coverage with a $250,000 deductible. For the policy year beginning in March 1992, the Company made an arrangement with its professional liability insurance carrier whereby the carrier issues a policy with the agreement the Company indemnify the insurer for claims properly paid under this policy. The insurance coverage is for $1,000,000 per occurrence and $1,000,000 in the aggregate with a $500,000 deductible. As agreed, the Company has funded this indemnification requirement in its entirety. The Company also has a standard professional liability insurance policy in the amount of $4,000,000 for operating subsidiaries in excess of the $1,500,000 primary coverage and deductible. From October 1985 to March 1992, the Company had the same professional liability insurance arrangement with limits of $5,000,000 per occurrence and $5,000,000 in the aggregate for operating subsidiaries and $1,000,000 per occurrence and in the aggregate for coverage related to an acquisition. To satisfy the indemnification requirement, the Company had a cash reserve of $4,000,000 held by the insurance company and has posted a $1,500,000 irrevocable letter of credit in favor of the insurance company. From October 1, 1983 to September 30, 1985, the Company maintained professional liability insurance in the annual amount of $10,000,000 per occurrence and $10,000,000 in the aggregate, with a deductible per loss of $500,000. During the ten years prior to October 1, 1983, the Company maintained professional liability insurance in annual amounts ranging from $1,000,000 to $5,000,000 with a deductible per occurrence of between $100,000 to $500,000.

     On January 20, 1992 the Company, together with its insurers, settled a personal injury lawsuit (Skinner v. Seelye Stevenson, et al.). The Company had been found by a jury to be 70 percent liable for negligence. The case was settled for $5.4 million. There is a declaratory judgment action pending as to whether coverage is provided by the Company's general liability insurance carrier, Reliance Insurance Company, or its professional liability insurance carrier, National Union Fire Insurance Company. While the action is pending, the court has required that the limits of the National Union Fire Insurance coverage be reserved to pay this claim if it is found that coverage was properly provided by National Union Fire Insurance Company. The Company believes that coverage is properly provided by its general liability insurance carrier, Reliance Insurance Company, and intends to vigorously pursue this matter, including the Company's own claims against the general liability insurer and others arising from the handing of the defense.

     On July 29, 1992, the Supreme Court of New York entered an order granting summary judgment against the Company's former professional liability insurance carrier, National Union Fire Insurance Company, in the approximate amount of $4,000,000. That judgment arose from a prior proceeding in which a developer, American Continental Properties, alleged that Michael Lynn & Associates, P.C.
(MLA), from which the Company made an asset acquisition, made certain measurement errors in the process of providing consulting services in connection with a condominium conversion. The Company and National Union have denied that there existed insurance coverage under the National Union policy. The judgement was reversed on appeal in 1994.

     If the outcome of all of the aforementioned litigation is adverse to the Company and the Company is required to pay additional amounts, it could have a material adverse effect on the earnings and financial condition of the Company in the year such determination is made; however, management believes that the final resolution of these legal matters will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The information contained under the caption "Common Stock Market Prices" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the caption "Financial Highlights for the Fiscal Year Ended September 30," 1991 through 1995 in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operation

     The Company's contracts have been awarded on a cost-plus or fixed-price basis. See Part I, Item 1, "BUSINESS - Contracts". As a service business, the
Company's profitability is directly affected by the degree to which its professional staff is fully utilized on existing contracts.

Fiscal Year 1995 Compared to Fiscal Year 1994

     Total revenues for the fiscal year ended September 30, 1995 decreased, 0.3% to $89,232,000. This is down from a 2.4% increase in fiscal 1994 and a 15.3% increase in fiscal 1993. The reduction in total revenues in fiscal 1995 was the result of a 16.4% reduction in subcontract and procurement mainly in the transportation area. Revenues from U. S. Government contracts decreased 13% in fiscal 1995 as compared to fiscal 1994 and 15.8% as compared to fiscal 1993. This decrease is attributable to the Government's spending reduction, particularly in overseas infrastructure projects. Operating revenues (total revenues excluding pass-through costs) increased 5.6% to $69,397,000 compared to a 4.9% increase in fiscal 1994 and a 13.5% increase in fiscal 1993. While there was a reduction in the international region, we continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly but there is continued demand for services in other areas of the U. S. Government.

     Pass-through costs, expressed as a percentage of total revenue, decreased to 22.2% in fiscal 1995 compared to 26.5% in fiscal 1994 and 28.2% in fiscal 1993. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

     Cost of services, expressed as a percentage of operating revenues, was 89.3% in fiscal 1995, which is comparable to the 89.2% in fiscal 1994, but is an increase from the 88.0% in fiscal 1993. In fiscal 1995, costs increased from $58,614,000 in fiscal 1994 to $61,942,000. This increase is due to increased international marketing efforts and increased labor and labor-related expenses due to increased workload. The increase in fiscal 1994 was due in part to a transfer of certain costs from general and administrative expense to cost of services. Without this transfer, cost of services expressed as a percentage of revenue was comparable to fiscal 1993 at 87.7%. Total costs in fiscal 1994 (excluding the transfer of $1.0 million) increased to $57,614,000 from $55,173,000. This increase was due to increased post retirement benefit costs, increased international marketing efforts and increased labor and labor-related expenses due to an increased workload.

     General and administrative expense, expressed as a percentage of operating revenues, was 7.1% in fiscal 1995 and 1994 and decreased from 8.3% in fiscal 1993. Total general and administrative costs increased 6.3% in fiscal 1995 from $4,657,000 to $4,952,000. This increase is due mainly to an increase in legal fees. The decrease in fiscal 1994 was due to the above mentioned reclassification of costs from general and administrative expense to cost of services.

     Interest, expressed as a percentage of operating revenues, was 2.2% in fiscal 1995 and 1994 and decreased from 2.3% in fiscal 1993. While interest rates increased in fiscal 1995, the average amount of the bank loan outstanding decreased by 7% as compared to fiscal 1994.

     The company had a pre-tax profit of $949,000. Income tax expense was 58% of pre-tax income compared to 45% in fiscal 1994 and 46% in fiscal 1993. The variance in the rate is due to an increase in non-deductible expenses and the recognition of income in the various states in which we do business and their tax rates.

     In the fourth quarter the Company had a pre-tax profit of $286,000 as compared to $144,000 in fiscal 1994 and $152,000 in fiscal 1993.

Fiscal Year 1994 Compared to Fiscal Year 1993

     Total revenues for the fiscal year ended September 30, 1994 increased 2.4% to $89,465,000. This is down from a 15.3% increase in fiscal 1993 and a 6.4% increase in fiscal 1992. The increased revenues in fiscal 1994 were the result of increased demand for transportation engineering services. In fiscal 1993, U.
S. government contracts accounted for 47 percent of the total increase in revenues as compared to fiscal 1992, while revenues for U. S. government contracts were comparable in fiscal 1994 versus fiscal 1993. The balance of the fiscal 1993 increase was also due to increased demand for transportation engineering services. Operating revenues (total revenues excluding pass-through costs) increased 4.9% to $65,746,000 compared to a 13.5% increase in fiscal 1993 and a 1.6% decrease in fiscal 1992. The increase in operating revenues reflects continued demand for transportation engineering services as well as the results of increased marketing effort. While there have been decreases in the U.S. Government spending for defense, there has been significant demand for services in other departments of the U. S. government as well as demand by non U. S. government clients for transportation and infrastructure.

     Pass-through costs, expressed as a percentage of total revenue, decreased to 26.5% in fiscal 1994 compared to 28.2% in fiscal 1993 and 27.1% in fiscal 1992. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

     Cost of services, expressed as a percentage of operating revenues, increased to 89.2% in fiscal 1994 from 88.0% in fiscal 1993 and decreased from 89.6% in fiscal 1992. The increase in fiscal 1994 is due in part to a transfer of certain costs from general and administrative expense to cost of services. Without this transfer, cost of services expressed as a percentage of revenue would be comparable to fiscal 1993 at 87.7%. Total costs (excluding the transfer of $1.0 million) increased from $55,173,000 to $57,614,000. This increase is due to increased post retirement benefit costs, increased international marketing efforts and increased labor and labor related expenses due to an increased workload. The decrease in fiscal 1993 from fiscal 1992 was due to an increase in revenue and the Company's cost containment strategy.

     General & administrative expense, expressed as a percentage of operating revenues, decreased to 7.1% in fiscal 1994 from 8.3% in fiscal 1993 and 8.9% in fiscal 1992. This reduction was due to the above mentioned reclassification of costs from general and administrative expense to cost of services and without this reclassification, would have been comparable to previous years at 8.6%.

     Interest, expressed as a percentage of operating revenues, decreased to 2.2% in fiscal 1994 from 2.3% in fiscal 1993 and 2.5% in fiscal 1992. This decrease was the result of the increase in revenues.

     The company had a pre-income tax profit of $1,028,000 due to the increase in revenues. Income tax expense was 45% of pre-tax income compared to 46% in fiscal 1993 and an income tax benefit of 37% in fiscal 1992. Included in the 1994 tax rate was a favorable adjustment of $45,000 due to the adoption of FASB
109. The variance in the rate is primarily due to the recognition of income in the various states in which we do business and their tax rates.

     In the fourth quarter the Company had a pre-tax profit of $144,000. This profit was impacted by higher than anticipated legal expenses.

Fiscal Year 1993 Compared to Fiscal Year 1992

     Total revenues for the fiscal year ended September 30, 1993 increased 15.3% to $87,361,000. This is up from a 6.4% increase in fiscal 1992 and a 6.7%
decrease in fiscal 1991. Operating revenues (total revenues excluding pass-through costs) increased 13.5% to $62,692,000 compared to a 1.6% decrease in fiscal 1992 and a 11.9% decrease in fiscal 1991. The increase in operating revenues reflects the results of the increased marketing efforts in transportation and infrastructure.

     Pass-through costs, expressed as a percentage of total revenue, increased to 28.2% in fiscal 1993 compared to 27.1% in fiscal 1992 and 21.2% in fiscal 1991. This increase in pass-through costs is primarily due to the need for specialty subconsultants and governmental subcontract requirements.

     Cost of services, expressed as a percentage of operating revenues decreased to 88.0% in fiscal 1993 from 89.6% in fiscal 1992 and increased from 87.2% in fiscal 1991. This decrease is due to the increase in revenue and the Company's cost containment strategy. Total cost of services increased 11.5% from $49,493,000 to $55,173,000. This increase is due to increased labor and labor related expenses resulting from the Company's increased workload. The increase in fiscal 1992 from fiscal 1991 was due to increased professional liability insurance costs and a reclassification of costs from general and administrative costs to cost of services.

     General & administrative expense, expressed as a percentage of operating revenues decreased to 8.3% in fiscal 1993 from 8.9% in fiscal 1992 and 10.0% in fiscal 1991. This reduction is due to the increase in revenue. Total general and administrative costs increased by 5.3% from $4,934,000 to $5,197,000. This increase is due to increased legal fees due to on-going litigation.

     Interest, expressed as a percentage of operating revenues decreased to 2.3% in fiscal 1993 from 2.5% in fiscal 1992 and 2.9% in fiscal 1991. This decrease was primarily the result of the increase in revenues.

     The Company had a pre-income tax profit of $983,000 due to the increase in revenues and its cost containment strategy. Income tax expense was 46% of income compared to an income tax benefit of 37% in fiscal 1992 and an expense of 48% of income in fiscal 1991. The variance in the rate is primarily due to the recognition of income in the various states in which the Company does business and their tax rates.

     In the fourth quarter the Company had a pre-tax profit of $152,000. This profit was impacted by lower than anticipated legal and insurance costs which was more than offset by a change in estimates on two contracts, all which had an after tax effect of a reduction to income of $156,000.

Liquidity, Capital Resources and Financing Agreements.

     Cash  provided  in  operating  activities  was  $1,109,000  in fiscal  1995 compared to cash used in operating activities of $184,000 in fiscal 1994. This increase was due mainly to a decrease in accounts receivable. Working capital increased $1,386,000 to $8,570,000 in fiscal 1995 compared to a $554,000 increase in 1994 and a $275,000 increase in 1993. Investing activities included $951,000 for the continued purchase of computer hardware and software. Financing activities consisted of a $139,000 net reduction in short term borrowing due to the reduction in accounts receivable.

     Capital resources available to the Company include an existing line of credit for working capital. The current line is a maximum of $16,500,000 based on accounts receivable and work-in-progress, of which approximately $1,300,000 is currently available. The line of credit is a demand note and requires the Company to maintain certain financial covenants. To date, the Company has maintained these covenants and believes that its working capital and existing line of credit are adequate to meet current fiscal year requirements. If the Company should fail to meet these covenants or should the bank demand payment on the note, there would be a material adverse financial impact. The Company is not aware of any reason for the bank to demand payment and does not expect that it would do so in the future. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

     In the long term, the Company relies on the ability to generate sufficient cash flows from operating activities to fund investing and financing requirements. If demand for services should increase sharply, additional sources of financing may be required.

     The Company is currently involved in two lawsuits, Skinner and American Continental Properties. If the outcome of these lawsuits is adverse, the Company may be required to pay substantial deductibles or indemnification. The Company believes that it will be able to finance any adverse finding through the use of an income tax carryback of the resulting loss in combination with the line of credit, existing resources, and additional borrowings. The Company is vigorously pursuing its defenses, and management believes the final resolution of these legal matters will not have a material adverse effect on the Company's financial statements.

Impact of Inflation

     Because the Company's business is essentially the supplying to customers of the expertise of its employees, there are certain factors which significantly reduce the impact of inflation. One such factor is that the Company has a comparatively small investment in property and equipment as a percentage of total assets. In addition, a substantial percentage of the Company's contracts are under cost reimbursement contract provisions or fixed-price contracts which include inflation assumptions when bid upon.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The  report  of  the  independent   auditors  and  consolidated   financial
statements included in the Company's Annual Report to Shareholders for the year ended September 30, 1995, are included in Part IV, Item 14 of this Report.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Election of Directors" in the company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the caption "Executive Compensation" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the caption "Security Ownership" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS.

     The information contained under the caption "Certain Transactions" in the Company's 1995 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (A)  The following documents are filed as part of this report;

          (1)  Financial Statements:

               Report of Independent Auditors

               Consolidated Balance Sheets - September 30, 1995 and 1994

               Consolidated Statements of Income - Years ended September 30, 1995, 1994 and 1993

               Consolidated Statements of Stockholders' Equity - Years ended September 30, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows - Years ended September 30, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements - September 30, 1995

          (2)  Financial Statements schedules required by Item 8.

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (B)  Reports on Form 8-K.

          There were no reports on Form 8-K for the fiscal year ended September 30, 1995.

     (C)  Exhibits filed pursuant to Item 601 of Regulation S-K:

******          3.1     Amended and restated  Articles of  Incorporation  of the
                        Company.

******          3.2     By-Laws of the Company, as amended.

***             3.3     Amendment to Section 1.04 of the By-Laws of the Company.

*               4.0     Specimen Common Stock Certificate of the Company.

*               10.2    Loan Agreement, undated, between the Company and Richard
                        L. Holland, relating to the purchase of 48,779 shares of Common Stock.

***             10.3    Asset Acquisition  Agreement,  dated September 22, 1987,
                        between  STV/WAI,  Inc. and Michael  Lynn  Assoc.,  P.C.
                        relating  to  the   acquisition  by   STV/Michael   Lynn
                        Associates,  Inc.  of  certain  assets of  Michael  Lynn
                        Assoc., P.C.

*               10.4    Lease,  dated  October 3, 1980,  between the Company and
                        Montco  Investors   Realty  Company,   relating  to  the
                        Company's   executive   and   engineering   offices   in
                        Pottstown, Pennsylvania

*               10.5    Lease,  dated August 30,  1983,  between the Company and
                        Montco  Investors   Realty  Company,   relating  to  the
                        addition  to  the   Company's   offices  in   Pottstown,
                        Pennsylvania and granting the Company an option to extend its lease for such facility for two additional five-year periods.

*               10.6    Lease, dated November 22, 1983, accompanying Workletter,
                        dated October 12, 1983,  and letters (2) dated  November
                        22, 1983 between the Company and 225 Fourth Company, providing for the renovation and use of office space at 225 Park Avenue South, New York, New York.

*               10.7    STV Engineers, Inc. Employee Stock Ownership Plan, dated
                        January  7,  1982,  and  STV  Engineers  Employee  Stock
                        Ownership Plant Trust Agreement, dated January 7, 1982, and Amendment No. 1 thereto, dated May 14, 1982.

*               10.8    STV Revised Pension Plan.

*               10.9    STV, Inc. Money Purchase Pension Plan.

                10.10   Officers' and Directors' Liability Policy.

***             10.11   Employment Agreement of Richard L. Holland

****            10.12   Stipulation  of  Amendment to Employee  Stock  Ownership
                        Plan effective October 1, 1984.

***             10.13   Loan  Agreement,  dated  February 28, 1986,  between the
                        Company and First Pennsylvania Bank, N.A., relating to the Company's $13,000,000 line of credit.

***             10.14   Amendment,   dated   November  26,  1986,  to  the  Loan
                        Agreement  between the  company  and First  Pennsylvania
                        Bank, N.A., increasing the limit of standby letters of credit in the Agreement to $3,500,000.

***             10.15   STV Engineers, Inc. 1985 Stock Option Plan.

***             10.16   Lease,  dated January 27, 1986, and Amendments  thereto,
                        between Company and 225 Fourth Company providing for the use of office space at 233 Park Avenue, New York, New
                        York.

***             10.17   Amendment,  dated May 28, 1987,  between the Company and
                        First Pennsylvania Bank, N.A., decreasing the interest rate for short term borrowings and the creation of a $1,500,000 term loan.

***             10.18   Amendment,  dated November 12, 1987, increasing the line
                        of credit to $17,000,000.

***             10.19   Employment Agreement of Whitney A. Sanders, II.

***             10.20   Employment Agreement of Dominick M. Servedio.

***             10.21   Employment Agreement of Michael Haratunian.

*****           10.22   Amendment,  dated June 1, 1990  between  the Company and
                        First Pennsylvania Bank, NA increasing the interest rate for short term borrowings.

******          10.23   Extension of Employment Agreement of Whitney A. Sanders,
                        II.

******           10.24  Extension  of   Employment   Agreement  of  Dominick  M.
                        Servedio.

******          10.25   Extension of Employment Agreement of Michael Haratunian.

******          10.26   Amendment dated September 30, 1991,  between the company
                        and CoreStates Bank, N.A., decreasing the maximum amount of the line of credit and increasing the charge for issuing letters of credit.

*******         10.27   Lease extension dated March 13, 1992 between the Company
                        and 225 Fourth Company relating to an extension of seven years, four months for use of office space at 225 Park
                        Avenue South, New York, New York.

*******         10.28   Agreement  effective  January 1, 1992  relating  to ACEC
                        medical and life insurance.

*******         10.29   Agreement  dated  August  29,  1991  relating  to U.  S.
                        Healthcare medical insurance.

********        10.30   Minutes from October 28, 1993 Board of Directors meeting
                        extending the employment agreements of M. Haratunian, D.
                        Servedio  and W. A.  Sanders  for  three  months  ending
                        December 31, 1993.

*********       10.31   Employment Agreement of Dominick M. Servedio.

*********       10.32   Employment Agreement of Michael Haratunian.

                10.33 Amendment to the STV Group Incorporated Employee Stock Ownership Plan

                11      Statement Re: Computation of Per Share Earnings.

                13.1 "Common Stock Market Prices" from Company's Annual Report to Shareholders.

                13.2    "Financial   Highlights   for  the  Fiscal   Year  Ended
                        September 30," 1991 through 1995 from Company's Annual Report to Shareholders.

                21.1 Subsidiaries of the Company from the Company's Annual Report to Shareholders.

____________________
* Incorporated by reference from the Annual Report and Form 10-K for the year ended September 30, 1984.

**         Incorporated by reference from Registration Statement No. 2-88904.

*** Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1987.

**** Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1989.

***** Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1990.

****** Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1991.

******* Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1992.

******** Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1993.

*********  Incorporated  by reference  from Form 10-K and the Annual  Report for the year ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 1995                      STV GROUP, INCORPORATED
                                              -------------------------
                                                   (Registrant)

                                    By:       /s/ Michael Haratunian
                                              -------------------------
                                              MICHAEL HARATUNIAN,
                                              Chairman of the Board, Chief
                                              Executive Officer and Director
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                CAPACITY                     DATE

/s/ Michael Haratunian                                         December 29, 1995
-------------------------------      Chairman of the Board,
MICHAEL HARATUNIAN                   Chief Executive Officer
                                     and Director (Principal
                                     Executive Officer)

/s/ Dominick M. Servedio                                       December 29, 1995
-------------------------------      President, Chief
DOMINICK M. SERVEDIO                 Operating Officer and
                                     Director

/s/ Peter W. Knipe                                             December 29, 1995
-------------------------------      Secretary/Treasurer
PETER W. KNIPE                       (Principal Accounting
                                     and Financial Officer)

/s/ Richard L. Holland
-------------------------------      Director                  December 29, 1995
RICHARD L. HOLLAND

/s/ Harry Prystowsky
-------------------------------      Director                  December 29, 1995
HARRY PRYSTOWSKY

/s/ Joseph H. Santarlasci, Jr.
-------------------------------      Director                  December 29, 1995
JOSEPH H. SANTARLASCI, JR.

/s/ Maurice L. Meier
-------------------------------      Director                  December 29, 1995
MAURICE L. MEIER

/s/ William J. Doyle
-------------------------------      Director                  December 29, 1995
WILLIAM J. DOYLE

                              FINANCIAL STATEMENTS

                                      Index

Report of Independent Auditors                                               22

Consolidated Balance Sheets                                                  23

Consolidated Statements of Stockholders' Equity                              24

Consolidated Statements of Cash Flows                                        25

Notes to Consolidated Financial Statements                                   26

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
STV Group, Incorporated

We have audited the accompanying consolidated balance sheets of STV Group, Incorporated and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STV Group, Incorporated and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Reading, Pennsylvania
November 17, 1995

                          CONSOLIDATED BALANCE SHEETS
                          STV Group and Subsidiaries.

                                                               September 30
                                                           1995             1994
Assets

Current Assets:
Cash                                                   $   668,000     $   640,000
Accounts receivable                                     21,758,000      24,413,000
Costs and estimated profits of uncompleted
    contracts in excess of related billings             12,976,000      13,045,000
Deferred tax benefit                                       344,000         309,000
Income taxes recoverable                                   486,000         286,000
Prepaid expenses and other current assets                2,059,000       1,434,000
                                                       -----------     -----------
    Total Current Assets                                38,291,000      40,127,000
Property and equipment, net                              1,883,000       2,092,000
Deferred tax benefit                                       847,000         717,000
Deposits                                                      --           500,000
Other assets                                               605,000         524,000
                                                       -----------     -----------

    Total Assets                                       $41,626,000     $43,960,000

Liabilities and Stockholders' Equity

Current Liabilities:
Note payable                                           $13,251,000     $13,617,000
Current maturity of long-term debt                       1,340,000       1,152,000
Accounts  payable                                        5,254,000       7,600,000
Billings on uncompleted contracts in
    excess of related costs and estimated profits        3,344,000       3,800,000
Accrued payroll and related expenses                     5,217,000       5,321,000
Accrued  expenses                                        1,315,000       1,453,000
                                                       -----------     -----------
    Total  Current  Liabilities                         29,721,000      32,943,000
Long-Term Debt                                           2,021,000       1,939,000
Other liabilities                                           12,000            --
                                                       -----------     -----------
    Total Liabilities                                   31,754,000      34,882,000
Commitments and contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, authorized 2,000,000 shares,
    no par, no shares issued or outstanding                      0               0
Convertible preferred stock, cumulative,
    par $1, authorized 2,000,000 shares,
    issuable in series, $1.50 series,
    no shares issued or outstanding                              0               0
Common stock, par $1, authorized 6,000,000 shares,
    issued 1,921,000 in 1995 and 1,843,000 in 1994       1,921,000       1,843,000
Capital in excess of par                                 3,003,000       2,681,000
Retained earnings                                        5,219,000       4,825,000
                                                       -----------     -----------
                                                        10,143,000       9,349,000
Less:  Cost of stock held in treasury--
           100,000 common shares                           271,000         271,000
                                                       -----------     -----------
   Total Stockholders' Equity                            9,872,000       9,078,000

   Total Liabilities and Stockholders' Equity          $41,626,000     $43,960,000

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                          STV Group and Subsidiaries.

                                                For the Year Ended September 30
                                           1995             1994               1993
Total revenues                        $ 89,232,000      $ 89,465,000      $ 87,361,000
Subcontract and procurement costs       19,835,000        23,719,000        24,669,000
                                      ------------      ------------      ------------
Operating revenue                     $ 69,397,000      $ 65,746,000      $ 62,692,000

Costs and expenses:
    Costs of services                 $ 61,942,000      $ 58,614,000      $ 55,173,000
    General and administrative           4,952,000         4,657,000         5,197,000
    Interest                             1,554,000         1,445,000         1,428,000
    Interest in joint venture                 --               2,000           (89,000)
                                      ------------      ------------      ------------
                                      $ 68,448,000      $ 64,718,000      $ 61,709,000

Income before income taxes            $    949,000      $  1,028,000      $    983,000
Income tax expense                        (555,000)         (465,000)         (454,000)
                                      ------------      ------------      ------------
Net income                            $    394,000      $    563,000      $    529,000

Earnings per common share             $        .22      $        .32      $        .33



                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          STV Group and Subsidiaries.

                                Common Stock                                                 Treasury Stock
                                                          Capital in
                               Number                      excess of      Retained         Number
                             of shares       Amount           par         earnings        of shares       Amount
Balance
September 30, 1992           1,725,325     $1,725,000     $2,299,000     $3,733,000         99,726     $  271,000

Net income for the year                                                     529,000

Issuance of stock              117,647        118,000        382,000

Balance
September 30, 1993           1,842,972     $1,843,000     $2,681,000     $4,262,000         99,726     $  271,000

Net income for the year                                                     563,000

Balance
September 30, 1994           1,842,972     $1,843,000     $2,681,000     $4,825,000         99,726     $  271,000

Net income for the year                                                     394,000

Issuance of stock               78,000         78,000        322,000

Balance
September 30, 1995           1,920,972     $1,921,000     $3,003,000     $5,219,000         99,726     $  271,000


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          STV Group and Subsidiaries.

                                                                  For the Year Ended September 30
                                                                1995           1994             1993
Operating Activities
   Net income                                              $    394,000    $    563,000    $    529,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities
       Depreciation                                           1,015,000         836,000         772,000
       Deferred income taxes                                   (165,000)       (225,000)        (60,000)
       Stock contribution to Employee
         Stock Ownership Program (ESOP)                         400,000            --           500,000
         Interest in Joint Venture                                 --             2,000         (89,000)

   Changes in operating assets and
     liabilities
       Accounts receivable                                    2,655,000      (3,254,000)       (995,000)
       Costs and estimated profits of
         uncompleted contracts in excess
         of related billings and other current assets            (1,000)       (149,000)     (1,385,000)
       Accounts payable and other current liabilities        (2,533,000)      1,523,000       2,613,000
       Billings on uncompleted contracts in excess
         of related costs and estimated profits                (456,000)        390,000         191,000
       Current income taxes                                    (200,000)        130,000         266,000
                                                           ------------    ------------    ------------
     Net cash provided by (used in)
       operating activities                                $  1,109,000    $   (184,000)   $  2,342,000

Investing Activities
   Purchase of property and equipment                      $   (727,000)   $   (827,000)   $   (677,000)
   Purchase of software                                        (224,000)        (46,000)        (65,000)
   Increase in deposits                                            --              --          (500,000)
   Decrease (increase) in other assets                            9,000         (23,000)         25,000
                                                           ------------    ------------    ------------
     Net cash used in investing
     activities                                            $   (942,000)   $   (896,000)   $ (1,217,000)

Financing Activities
   Proceeds from line of credit and
     long term borrowings                                  $ 84,412,000    $ 79,889,000    $ 58,593,000
   Principal payments on line of credit and
     long term borrowings                                   (84,551,000)    (78,987,000)    (58,996,000)
                                                           ------------    ------------    ------------
     Net cash (used in) provided by
       financing activities                                $   (139,000)   $    902,000    $   (403,000)

       Increase (decrease) in cash                               28,000        (178,000)        722,000

Cash at beginning of year                                       640,000         818,000          96,000

Cash at end of year                                        $    668,000    $    640,000    $    818,000

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           STV Group and Subsidiaries

1.   Significant Accounting Policies

Basis of Presentation

The Company and its subsidiaries consider themselves in a single line of business: consulting engineering, architectural, surveying and related services.

Certain amounts in the 1994 financial statements have been reclassified to conform to their 1995 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and the 50% interest in an architectural joint venture. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Contract revenue is determined on the percentage-of-completion method based upon incurred costs. The asset, "Cost and estimated profits of uncompleted contracts in excess of related billings," represents revenues recognized in excess of amounts billed. The liability, "Billings on uncompleted contracts in excess of related costs and estimated profits," represents billings in excess of revenues recognized. Significant changes in contract terms affecting the results of operations are recorded and recognized in the period in which the revisions are determined.

Depreciation

Depreciation is primarily on the straight-line method over the estimated useful lives of the assets. Depreciation of assets recorded under capital leases is included in depreciation expense. For income tax purposes, accelerated depreciation methods are used by certain subsidiaries and deferred income taxes are provided, when applicable.

2.   Accounting Changes

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for nonaccumulating postemployment benefits, such as the Company's disability benefits, instead of recognizing an expense for those benefits when paid. This accounting change had no material effect on net income or net worth.

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the liability method of accounting. This accounting change had no material effect on net income or net worth.

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Em-

                           STV Group and Subsidiaries

ployers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires the cost of providing postretirement health care be recognized over the employment period on a prospective basis as a part of the future annual benefit cost as opposed to when the benefits are paid. The effect of adopting the new rules increased 1994 net periodic postretirement benefit cost approximately $300,000 to a total cost of $381,000 and decreased net income by approximately $151,000, or $.09 per share, which included amortization of the transition obligation as of October 1, 1993, of $2.5 million over an elected 20-year period. Postretirement benefit cost of $98,000, decreased net income by $53,000 for fiscal 1993 and was recorded on the basis of benefits paid.

3. Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

Costs and estimated profits of uncompleted contracts at September 30, 1995 and 1994, respectively, are as follows:

                                                    1995                1994
Costs and estimated earnings on
   uncompleted contracts                         $294,418,000       $273,210,000
Less billings to date                             284,786,000        263,965,000
                                                 ------------       ------------
                                                 $  9,632,000       $  9,245,000

Costs and estimated profits of uncompleted contracts are included in the accompanying balance sheet under the following captions:

                                                       1995             1994
Costs and estimated profits of
   uncompleted contracts
   in excess of related billings                   $12,976,000      $13,045,000

Billings on uncompleted
   contracts in excess of related
   costs and estimated profits                       3,344,000        3,800,000
                                                   -----------      -----------
                                                    $9,632,000       $9,245,000

Included in accounts receivable are retainages related to uncompleted contracts in the amount of $3,245,000 in 1995 and $3,492,000 in 1994. The collection of retainages generally coincides with final project acceptance.

4.   Property and Equipment

Property and equipment, at cost, are as follows:

                         1995         1994

Land                $    54,000   $    54,000

Equipment             5,616,000     4,687,000

Leased equipment      1,227,000     1,536,000

Furniture and
fixtures              2,334,000     2,273,000

Leased furniture
and fixtures            271,000       271,000

Leasehold
improvements          2,566,000     2,553,000
                    -----------   -----------
                    $12,068,000   $11,374,000
Less: Accumulated
depreciation and
amortization         10,185,000     9,282,000
                    -----------   -----------
                    $ 1,883,000   $ 2,092,000

                           STV Group and Subsidiaries

5.   Note Payable

The note payable on demand with the Company's bank is with interest at 1-1/2% above the prime rate and is secured by substantially all assets. The bank also provides letters of credit which incur a charge of 2-1/2% of the face value. Currently, $1,895,000 letters of credit are outstanding. The face value of the letters of credit and note payable cannot exceed a maximum of $16,500,000 based on the accounts receivable and contracts in progress.

An agreement with this bank contains restrictive covenants regarding additional debt and stockholders' equity. The restrictions include maintaining a minimum tangible net worth, a maximum total debt to tangible net worth ratio, and a minimum working capital amount.

6.   Income Taxes

Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 2 - Accounting Changes).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995, are as follows:


Deferred tax assets:
Vacation accruals                      $  580,000
   Deferred compensation                  606,000
   Litigation                             282,000
   State income taxes                      60,000
   Postemployment benefits                 27,000
   Postretirement medical benefits        264,000
                                       ----------
      Total deferred tax assets         1,819,000
Deferred tax liabilities:
   Retainage                              158,000
   Accrual to cash adjustment             470,000
                                       ----------
      Total deferred tax liabilities      628,000
      Net deferred tax assets          $1,191,000


Significant components of the provision (benefit) for income taxes are as follows:

                     Liability Method     Deferred Method
                    1995         1994          1993

Current:
Federal          $ 520,000    $ 600,000    $ 434,000
State              200,000       90,000       80,000
                 ---------    ---------    ---------
Total current    $ 720,000    $ 690,000    $ 514,000

Deferred:
Federal          $(100,000)   $(172,000)   $ (56,000)
State              (65,000)     (53,000)      (4,000)
                 ---------    ---------    ---------
Total deferred   $(165,000)   $(225,000)   $ (60,000)

Income tax
expense          $ 555,000    $ 465,000    $ 454,000

                           STV Group and Subsidiaries

The components of the (benefit) provision for deferred income taxes for the year ended September 30, 1993 is as follows:

                       1993

Depreciation        $   9,000
Vacation accruals
    and deferred
    compensation      (34,000)
Litigation           (235,000)
Rent expense             --
Other                 200,000
                     --------
                     $(60,000)

A reconciliation of federal income taxes at the statutory rate to the Company's income tax provision follows:

                          1995      1994      1993

Federal income
tax rate                  34.0%     34.0%     34.0%

Non-deductible
expenses and other        14.6       7.0       6.9

State taxes, net of
federal tax effect         9.4       4.0       5.1
                          ----      ----      ----

                          58.0%     45.0%     46.0%

The Company made income tax payments of $1,014,000, $881,000, and $951,000 in 1995, 1994, and 1993, respectively. The Company received income tax refunds of $92,000 in 1995, $225,000 in 1994, and $702,000 in 1993.

7.   Amounts per Common Share

Earnings per common share is based on the weighted-average number of shares outstanding during the periods presented after giving effect to the potential dilutive effect, if any, of the exercise of stock options. Earnings per common share are based upon 1,832,000 shares in 1995, 1,754,000 shares in 1994, and 1,626,000 shares in 1993.

8.  Commitments and Contingencies

For policy years beginning March 4, 1993, the Company's professional liability insurance arrangement provides for an annual aggregate $5,000,000 of coverage with a $250,000 deductible per occurrence. For the policy year beginning March 4, 1992, the Company's professional liability insurance arrangement provides for an aggregate $5,000,000 of coverage. There was a $500,000 deductible and a requirement to indemnify the insurer for an additional aggregate $1,000,000. The Company had a similar arrangement for professional liability coverage for the period October 1, 1986, to March 3, 1992, providing an aggregate $5,000,000 of professional liability coverage. The Company has recognized the indemnity obligation by charges of $4,000,000 to operations in prior years and the posting of a $1,500,000 letter of credit. In addition to the professional liability coverage, the Company has general liability insurance of $10,000,000 per occurrence and in the aggregate.

                           STV Group and Subsidiaries

During 1992, the Company and its insurers settled a personal injury lawsuit for $5,400,000, of which $2,700,000 was paid by the Company's professional liability insurer from the funded indemnity and $2,700,000 by the general liability insurer. There remains a declaratory judgement action pending as to whether insurance coverage was to be provided under the previous general liability policy or professional liability policy then in effect. In this proceeding, the court has required that the limits of the Company's insured coverage be reserved to pay this claim if the insurer is found liable. The Company and its professional liability insurer believe that this matter should be covered under its general liability policy in which case the $2,700,000 would be repaid to the professional liability insurer to replenish the indemnity.

In addition, in 1992 the Company's former professional liability insurer was found liable for approximately $4,000,000 due to a previous arbitration proceeding allegedly relating to an asset acquisition. The judgement was reversed on appeal in 1994. If the Company's professional liability insurer is found ultimately liable under both of these actions, the Company may be required to indemnify the professional liability insurer to the extent of the policy limit of $5,000,000 as described above. Such payments would constitute a charge to operations in the year the determination is made. The Company and the Company's professional liability insurer continue to deny liability and intend to vigorously pursue defenses available to them.

The Company is also involved in various other litigation arising out of the ordinary course of business, which may require the payment of additional amounts. The Company's management believes that the final resolution of the above legal matters will not have a material adverse effect on the Company's financial statements.

The Company has noncancellable lease agreements for the use of office space and equipment. These agreements expire on varying dates and in some instances contain renewal options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Future minimum lease payments under noncancellable leases (excluding automobile leases) with remaining terms of more than one year are due as follows:

                         Capital Leases  Operating Leases

        1996              $   675,000     $ 2,236,000
        1997              $   555,000     $ 1,775,000
        1998              $   228,000     $ 1,605,000
        1999              $               $ 1,574,000
        2000              $               $ 1,093,000
        Thereafter        $               $ 5,968,000

Total  minimum
lease payments            $ 1,458,000     $14,251,000

Less amount
representing interest     $   153,000

Present value of
net minimum
lease payments            $ 1,305,000

                           STV Group and Subsidiaries

Rental expense under operating leases amounted to $2,705,000, $2,713,000, and $2,633,000 in 1995, 1994, and 1993, respectively.

9.   Stock Plans

On October 1, 1981, the Company initiated an Employee Stock Ownership Plan
(ESOP) which covers substantially all of its employees. Contributions to the plan are based on a percentage of eligible salaries. The total retirement expense for the years 1995, 1994, and 1993 was $989,000, $918,000, and $877,000,
respectively. The liability is funded through either the issuance of shares of Company stock (at fair market value on date of issuance) or a cash payment for future stock purchases. The Company will fund the 1995 contribution with a cash payment of approximately $512,000 by December 31, 1995. At September 30, 1995, 1,168,000 shares of Company stock are held by the ESOP and are included in the earnings per share computation.

The Company adopted the 1985 Stock Option Plan which reserves 300,000 shares of its common stock for grants of options to officers and key employees. The plan requires that option prices be at least equal to the fair market value of the common stock at the date of grant. In fiscal 1995, 80,000 options were granted, 5,000 options were terminated, 45,000 options expired, and no options were exercised. Options to purchase 190,000 shares at $4.12 to $5.12 per share have been granted.

On October 20, 1995, certain Company officers borrowed $125,000 from the Company to purchase 25,000 shares of common stock from an outside director of the Company. The five-year term loan, secured by a stock pledge agreement, is payable at the term with interest at the Company bank borrowing rate currently at 1-1/2 percent above prime rate.

10.  Postretirement Benefit Plan

The Company sponsors a defined benefit health care plan that provides postretirement medical benefits to all current and retired officers and their spouses upon attaining age 65, or age 55 with 10 years of service. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year.

                           STV Group and Subsidiaries

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 2 -- Accounting Changes).

The following table presents the plan's status reconciled with amounts recognized in the Company's balance sheets:

                                   1995              1994
Accumulated postretirement
      benefit obligation:
   Retirees                    $  (728,000)     $  (706,000)
   Fully eligible active
     plan participants          (1,071,000)      (1,046,000)
   Other active
     plan participants            (790,000)        (874,000)
                               -----------      -----------
Accumulated postretirement
   benefit obligation          $(2,589,000)     $(2,626,000)
Unrecognized
   net gain                       (250,000)         (18,000)
Unrecognized
   transition obligation         2,220,000        2,344,000
                               -----------      -----------
Accrued postretirement
   benefit cost                $  (619,000)     $  (300,000)

Net periodic postretirement benefit costs include the following components:

                                   1995         1994        1993
Service cost                    $ 67,000     $ 70,000
Interest cost                    185,000      187,000
Amortization of transition
   obligation over 20 years      124,000      124,000
                                 -------      -------
Net periodic
postretirement benefit cost     $376,000     $381,000     $ 98,000

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 12 percent for 1995 (12.5 percent in 1994, 13 percent in 1993) and is assumed to decrease gradually to 6 percent in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 1995, 1994 and 1993 by $330,000, $334,000 and
$298,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 and 1994 by $34,000 and $36,000, respectively.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent at September 30, 1995 and 1994.

11.  Major Customers

The percentage of total revenues derived from contracts with the United States government for fiscal years 1995, 1994 and 1993 were 19 percent, 22 percent and 23 percent, respectively.

                           STV Group and Subsidiaries

12.  Long-Term Debt

Long-term debt consists of the following:

                                                        1995            1994

Capital leases with various maturities,
the latest to September 1998, rates
ranging from 8% to 11%, and monthly
installments ranging from $974 to
$15,897                                              $1,305,000       $1,071,000

Deferred compensation liability payable
in fixed monthly installments of $12,000
through September 2006 with interest
imputed at 16%                                          715,000          737,000

Executive deferred compensation
liability for certain executives with
annual interest at 1% above prime rate
as of November 1 payable upon the
termination of employment or approval of
the Board of Directors                                  499,000          445,000

Deferred compensation liability payable
in fixed monthly installments of $6,000
through September 1996 with interest
imputed at 20%                                           65,000          114,000

Supplemental executive retirement
agreements for two current executives
payable in monthly installments upon
retirement with interest imputed at 7%
(1)                                                     193,000           96,000

Other                                                   584,000          628,000
                                                     ----------       ----------
                                                      3,361,000        3,091,000
Less:  Current portion                                1,340,000        1,152,000
                                                     ----------       ----------

                                                     $2,021,000       $1,939,000

(1) These agreements for two current executives provide for future cash payments of $73,000 and $136,000 annually, based on salary at retirement commencing September 2003 and September 2005, respectively. If maximum Company performance goals are achieved, these amounts would be increased 100 percent starting in September 2003, or at a prorated rate based on the levels of performance achieved.

Interest paid during 1995, 1994, and 1993 amounted to $1,517,000, $1,423,000, and $1,368,000, respectively.

The company incurred capital lease obligations of $804,000 in 1995, $613,000 in 1994, and $554,000 in 1993 to acquire equipment.

Annual maturities of long-term debt are as follows:

        Year ending September 30

      1996           $1,340,000
      1997           $  540,000
      1998           $  254,000
      1999           $  359,000
      2000           $   49,000
      Thereafter     $  819,000

                           STV Group and Subsidiaries

13.  Quarterly Results (unaudited)
     (All dollar amounts omit 000 except per share data.)

                              Quarter                                     Year
                        First*      Second*     Third*      Fourth
Revenue from services:
               1995     $22,817     $21,092     $23,187     $22,136     $89,232
               1994     $21,808     $20,687     $23,439     $23,531     $89,465

Operating revenue:
               1995     $17,353     $17,519     $17,358     $17,167     $69,397
               1994     $16,381     $15,928     $16,496     $16,941     $65,746

Gross profit:
               1995     $ 1,885     $ 1,871     $ 1,835     $ 1,864     $ 7,455
               1994     $ 1,777     $ 1,353     $ 1,643     $ 2,359     $ 7,132

Net income:
               1995     $   102     $    95     $    79     $   118     $   394
               1994     $   237     $   144     $   160     $    22     $   563

Earnings per share:
               1995     $   .05     $   .05     $   .05     $   .07     $   .22
               1994     $   .14     $   .08     $   .09     $   .01     $   .32

*Net income and earnings per share for the first three quarters of fiscal year 1995 have been restated from the amounts previously reported. The restatements reflect a correction in the effective annual income tax rate which has been applied to the respective fiscal year quarters. The effects of the restatements were reductions to net income of $30,000, $29,000 and $24,000, or $.02, $.02 and $.01 per share in the quarters ended December 31, 1994, March 30 and June 30, 1995, respectively.

                                    EXHIBITS

                                      Index

Exhibit 10.10      -  Officers' and Directors' Liability Policy

Exhibit 10.33      -  Amendment to the STV Group Incorporated Employee Stock
                      Ownership Plan

Exhibit 11         -  Statement Re:  Computation of Per Share Earnings

Exhibit 13.1       -  "Common  Stock  Market  Prices"  from  Company's  Annual
                      Report to Shareholders.

Exhibit 13.2       -  "Financial   Highlights   for  the  Fiscal   Year  Ended
                      September 30," 1991 through 1995 from  Company's  Annual
                      Report to Shareholders.

Exhibit 21.1       -  Subsidiaries  of the Company from the  Company's  Annual
                      Report to Shareholders.