Form 10-Q
period 1995-12-31
STV GROUP INC
filed 1996-02-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1995                   COMMISSION FILE NO. 0-3415

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


As of December 31, 1995, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X        NO

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               STV GROUP, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS

                           UNAUDITED

                                                          December 31, 1995            September 30, 1995

ASSETS
Current Assets
  Cash                                                         $187,000                     $668,000
  Accounts Receivable                                        23,730,000                   21,758,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                   12,693,000                   12,976,000
  Income Taxes Recoverable                                      432,000                      486,000
  Deferred tax benefit                                          495,000                      344,000
  Other Current Assets                                        1,177,000                    2,059,000
                                                              ---------                    ---------

  Total Current Assets                                       38,714,000                   38,291,000

Property and Equipment                                       12,016,000                   12,068,000

  Less Accumulated Depreciation                              10,371,000                   10,185,000
                                                             ----------                   ----------

    Net Property and Equipment                                1,645,000                    1,883,000

Deferred Tax Benefit                                            847,000                      847,000

Other Assets                                                    605,000                      605,000
                                                                -------                      -------

      TOTAL                                                 $41,811,000                  $41,626,000
                                                            ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                              $18,626,000                  $19,845,000
    Accrued Wages and Expenses                                7,266,000                    6,532,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                           4,035,000                    3,344,000
                                                              ---------                    ---------

      Total Current Liabilities                              29,927,000                   29,721,000

  Long-Term Debt                                              2,034,000                    2,033,000

  Stockholders' Equity
    Preferred Stock                                                   0                            0
    Common Stock                                              1,921,000                    1,921,000
    Capital Surplus                                           3,003,000                    3,003,000
    Retained Earnings                                         5,322,000                    5,219,000
                                                              ---------                    ---------

      Total                                                  10,246,000                   10,143,000
        Less:  Treasury Stock                                   271,000                      271,000
               Loans Receivable from Officers                   125,000                            0
                                                                -------                            -

      Total Stockholders' Equity                              9,850,000                    9,872,000

      TOTAL                                                 $41,811,000                  $41,626,000
                                                            ===========                  ===========


            STV GROUP, INC., AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS

                        UNAUDITED

                                                                           THREE MONTHS ENDED
                                                                               December 31
                                                                       1995                       1994


Operating Activities
  Net Income                                                          $103,000                 $132,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                                    291,000                  220,000
      Deferred Tax Benefit                                                   0                        0
      Other                                                           (129,000)                 104,000
      Stock contribution to Employee Stock
        Ownership Program (ESOP)                                             0                  400,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                           (1,972,000)               2,226,000
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                        959,000                1,530,000
      Accounts Payable and accrued expenses                            621,000               (1,565,000)
      Billing in excess of related costs                               692,000                  943,000
      Current Income Taxes                                             110,000                   28,000
                                                                       -------                   ------
Net Cash provided by operating activities                             $675,000               $4,018,000

Investing Activities
  Purchase of Property and Equipment                                   (30,000)                  (7,000)
  Purchase of Software                                                  (1,000)                 (14,000)
  Decrease (Increase) in other assets                                  (23,000)                  32,000
                                                                       -------                   ------
    Net Cash provided (used) by investing activities                  ($54,000)                 $11,000

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                      19,150,000               21,700,000
  Principal payments on line of credit and long
    term borrowings                                                (20,252,000)             (25,370,000)
                                                                   -----------              -----------
    Net Cash (used) provided by financing
      activities                                                   ($1,102,000)             ($3,670,000)

  Increase (decrease) in cash and equivalents                         (481,000)                 359,000
  Cash and equivalents at beginning of year                            668,000                  640,000
                                                                       -------                  -------
    Cash and equivalents at end of period                             $187,000                 $999,000
                                                                      ========                 ========


            STV GROUP, INC., AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME

                        UNAUDITED

                                                                        THREE MONTHS ENDED
                                                                           December 31
                                                                   1995                   1994

Revenue

  Total Revenue                                                $22,983,000              $22,817,000
    Less Subcontract and Procurement Costs                       4,979,000                5,464,000
                                                                 ---------                ---------

  Operating Revenue                                            $18,004,000              $17,353,000

Costs and Expenses

  Costs of Services and Sales                                   16,121,000               15,468,000
  General and Administrative                                     1,205,000                1,153,000
  Interest in Joint Venture                                         (4,000)                 104,000
  Interest                                                         428,000                  383,000
                                                                   -------                  -------

Total Costs and Expenses                                        17,750,000               17,108,000

Income Before Income Taxes                                         254,000                  245,000

Income Taxes                                                       151,000                  143,000 *
                                                                   -------                  -------

Net Income                                                        $103,000                 $102,000 *
                                                                  ========                 ========

Earnings per share:                                                  $0.06                    $0.05 *

Weighted Average Common Shares and
  Equivalents                                                     1,865,182                1,798,491


* Income taxes, net income and earnings per share for the first quarter of fiscal year 1995 have been restated from the amounts previously reported. The restatements reflect a correction in the effective annual income tax rate which has been applied to the respective fiscal year quarters. The effects of the restatements were reductions to net income of $30,000, or $.02, per share in the quarter ended December 31, 1994.

              Notes to Consolidated Condensed Financial Statement

                               December 31, 1995

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

Item 2.  Management Discussion and Analysis of the Results of Operation

Total  revenues for the quarter ended December 31, 1995 (first quarter of fiscal
1996) increased 0.7% as compared to the first quarter of fiscal 1995 and increased 3.8% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the first quarter of fiscal 1995 increased 3.8% as compared to the first quarter of fiscal 1995 and increased 4.9% as compared to the previous quarter. The increase in operating revenues reflects an increase in the demand for transportation engineering.

Pass-through costs, expressed as a percentage of total revenues decreased to 21.7% as compared to 23.9% in the first quarter of fiscal 1995 and 22.5% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, increased to 89.5% for the first quarter of fiscal 1996 from 89.1% in the first quarter of fiscal 1995 and 89.1% in the fourth quarter of fiscal 1995. The increase in the percentage from the first and fourth quarter of fiscal 1995 was due mainly to the increase in direct labor as a component of revenue.

General and administrative expense, expressed as a percentage of operating revenues, increased slightly to 6.7% in the first quarter of fiscal 1996 from 6.6% in the first quarter of fiscal 1995 but decreased from 8.3% in the previous quarter. The decrease from the previous quarter of fiscal 1995 was due to an increase in revenues and lower legal costs.

The interest in a architectural joint venture changed from a loss of $104,000 in the first quarter of fiscal 1995 to a profit of $4,000 in the first quarter of fiscal 1996. The Company has chosen to wind-down and eventually terminate the joint venture.

Interest, expressed as a percentage of operating revenues, increased to 2.4% for the first quarter of fiscal 1995 from 2.2% of the first quarter of fiscal 1995 but was comparable to 2.4% of the previous quarter. As a dollar amount, interest increased $41,000 in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to the increase in borrowings during the quarter.

Income tax expense for the first quarter of fiscal 1996 was 59.4% of pre-tax income compared to a restated 58.4% in the first quarter of fiscal 1995.

Earnings per common share for the first quarter of fiscal 1996 were 6 cents based on 1,865,182 shares outstanding which is comparable to the 5 cents for the first quarter of fiscal 1995 based on 1,798,491 shares outstanding.

Financial Condition
Working capital increased to $8,787,000 from the $8,570,000 in the previous quarter. Capital resources available to the Company included an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $2.6 million is currently available. The Company believes the existing line of credit is adequate to meet the financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog is approximately $117 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
    (Registrant)




  February 14, 1996                       By:  /s/ Michael Haratunian
---------------------                          ----------------------
         Date                                  Michael Haratunian
                                               Chairman, Chief Executive Officer






  February 14, 1996                       By:  /s/ Peter W. Knipe
----------------------                         --------------------
         Date                                  Peter W. Knipe
                                               Secretary/Treasurer