Form 10-Q
period 1996-03-31
STV GROUP INC
filed 1996-05-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1996                      COMMISSION FILE NO. 0-3415

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


As of March 31, 1996, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X            NO

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  STV GROUP, INC., AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS

                              UNAUDITED

                                                                        March 31, 1996     September 30, 1995
ASSETS
Current Assets
  Cash                                                                       $1,016,000            $668,000
  Accounts Receivable                                                        20,905,000          21,758,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                                   13,786,000          12,976,000
  Income Taxes Recoverable                                                      432,000             486,000
  Deferred tax benefit                                                          303,000             344,000
  Other Current Assets                                                        1,053,000           2,059,000
                                                                              ---------           ---------

  Total Current Assets                                                       37,495,000          38,291,000

Property and Equipment                                                       12,065,000          12,068,000

  Less Accumulated Depreciation                                              10,621,000          10,185,000
                                                                             ----------          ----------

    Net Property and Equipment                                                1,444,000           1,883,000

Deferred Tax Benefit                                                            847,000             847,000

Other Assets                                                                    557,000             605,000
                                                                                -------             -------

      TOTAL                                                                 $40,343,000         $41,626,000
                                                                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                              $17,196,000         $19,845,000
    Accrued Wages and Expenses                                                7,703,000           6,532,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                           3,604,000           3,344,000
                                                                              ---------           ---------

      Total Current Liabilities                                              28,503,000          29,721,000

  Long-Term Debt                                                              1,919,000           2,033,000

  Stockholders' Equity
    Preferred Stock                                                                   0                   0
    Common Stock                                                              1,921,000           1,921,000
    Capital Surplus                                                           3,003,000           3,003,000
    Retained Earnings                                                         5,393,000           5,219,000
                                                                              ---------           ---------
      Total                                                                  10,317,000          10,143,000
        Less:  Treasury Stock                                                   271,000             271,000
                  Loans Receivable from Officers                                125,000                   0
                                                                                -------                   -

      Total Stockholders' Equity                                              9,921,000           9,872,000

      TOTAL                                                                 $40,343,000         $41,626,000
                                                                            ===========         ===========


             STV GROUP, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS

                         UNAUDITED

                                                                      SIX MONTHS ENDED
                                                                          March 31
                                                                  1996            1995
Operating Activities
  Net Income                                                     $174,000        $256,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                               549,000         440,000
      Deferred Tax Benefit                                              0               0
      Other                                                      (151,000)        201,000
      Stock contribution to Employee Stock
        Ownership Program (ESOP)                                        0         400,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                         853,000       3,803,000
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                   (11,000)        680,000
      Accounts Payable and accrued expenses                     1,578,000      (2,393,000)
      Billing in excess of related costs                          260,000          78,000
      Current Income Taxes                                        302,000         (36,000)
                                                                  -------         -------
Net Cash provided by operating activities                      $3,554,000      $3,429,000

Investing Activities
  Purchase of Property and Equipment                              (62,000)       (396,000)
  Purchase of Software                                             (1,000)       (138,000)
  Decrease (Increase) in other assets                               2,000          62,000
                                                                    -----          ------
    Net Cash provided (used) by investing activities             ($61,000)      ($472,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                 40,350,000      43,505,000
  Principal payments on line of credit and long
    term borrowings                                           (43,495,000)    (46,125,000)
                                                              -----------     -----------
    Net Cash (used) provided by financing
      activities                                              ($3,145,000)    ($2,620,000)

  Increase (decrease) in cash and equivalents                     348,000         337,000
  Cash and equivalents at beginning of year                       668,000         640,000
                                                                  -------         -------
    Cash and equivalents at end of period                      $1,016,000        $977,000
                                                               ==========        ========


             STV GROUP, INC., AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME

                         UNAUDITED

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         March 31                     March 31
                                                                 1996            1995            1996              1995
Revenue

  Total Revenue                                              $23,502,000       $21,092,000     $46,485,000       $43,909,000
    Less Subcontract and Procurement Costs                     5,714,000         3,573,000      10,693,000         9,037,000
                                                               ---------         ---------      ----------         ---------

  Operating Revenue                                          $17,788,000       $17,519,000     $35,792,000       $34,872,000

Costs and Expenses

  Costs of Services and Sales                                 16,007,000        15,648,000      32,128,000        31,116,000
  General and Administrative                                   1,225,000         1,178,000       2,430,000         2,331,000
  Interest in Joint Venture                                      (22,000)           97,000         (26,000)          201,000
  Interest                                                       383,000           368,000         811,000           751,000
                                                                 -------           -------         -------           -------

Total Costs and Expenses                                      17,593,000        17,291,000      35,343,000        34,399,000

Income Before Income Taxes                                       195,000           228,000         449,000           473,000

Income Taxes                                                     124,000           133,000 *       275,000           276,000 *
                                                                 -------           -------         -------           -------

Net Income                                                       $71,000           $95,000 *      $174,000          $197,000 *
                                                                 =======           =======        ========          ========

Earnings per share:                                                $0.04             $0.05 *         $0.10             $0.10 *

Weighted Average Common Shares and
  Equivalents                                                   1,868,225         1,821,246       1,859,910        1,801,746


*Income taxes, net income and earnings per share for the two quarters of fiscal year 1995 have been restated from the amounts previously reported. The restatements reflect a correction in the effective annual income tax rate which has been applied to the respective fiscal year quarters. The effects of the restatements were reductions to net income of $30,000, $29,000 or $.02, $.02 per share in the quarters ended December 31, 1994 and March 31, 1995, respectively.

               Notes to Consolidated Condensed Financial Statement

                                 March 31, 1996

1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

It should be understood that the foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1996 due in part to increased reliance on estimates at interim dates.

Item 2.  Management Discussion and Analysis of the Results of Operation

Total  revenues for the quarter  ended March 31, 1996 (second  quarter of fiscal
1996) increased 11.4% as compared to the second quarter of fiscal 1995 and increased 2.3% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the second quarter of fiscal 1996 increased 1.5% as compared to the second quarter of fiscal 1995 and decreased 1.2% as compared to the previous quarter. The second quarter of fiscal 1996 was negatively impacted by the severe weather experienced in the Northeast U.S. which reduced the amount of productive time available for projects.

Pass through costs, expressed as a percentage of total revenues, increased to 24.3% compared to 16.9% in the first quarter of fiscal 1995 and 21.7% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, increased to 90.0% for the second quarter of fiscal 1996 from 89.3% for the second quarter of fiscal 1995 and 89.5% for the first quarter of fiscal 1996. The increase in the percentage is primarily due to the increase in non-productive labor as a component of revenue due to the severe weather in the Northeast.

General and administrative expense, expressed as a percentage of operating revenue, increased slightly to 6.9% in the second quarter of fiscal 1996 from 6.7% in the second quarter of fiscal 1995 and the previous quarter. The increase is caused by higher legal and accounting costs.

The interest in an architectural joint venture changed from a loss of $97,000 in the second quarter of fiscal 1995 to a profit of $22,000 in the second quarter of fiscal 1996. This is an increase over the $4,000 profit reported in the first quarter of fiscal 1996. The Company has chosen to wind-down and eventually terminate the joint venture.

Interest, expressed as a percentage of operating revenues, increased slightly to 2.2% in the second quarter of fiscal 1996 compared to 2.1% in the second quarter of fiscal 1995 but is down from the 2.4% incurred in the previous quarter. The decrease from the previous quarter was due to decreased borrowings.

Income tax expense for the second quarter of fiscal 1996 was 63.5% of pre-tax income compared to a restated 58.3% of pre-tax income for the same period last year.

Earnings per common share for the second quarter of fiscal 1996 were 4 cents based on 1,868,225 shares outstanding compared to 5 cents in fiscal 1995 on 1,821,246 shares outstanding.

Financial Condition

Working capital increased to $8,992,000 from the $8,787,000 in the previous quarter. Capital resources available to the Company included an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $4.3 million is available. The Company believes the existing line of credit is adequate to meet the needs of the Company.

The Company's backlog is approximately $110,700,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
    (Registrant)




  May 14, 1996                                    By:  /s/ Michael Haratunian
- ----------------                                       ----------------------
      Date                                               Michael Haratunian
                                               Chairman, Chief Executive Officer






  May 14, 1996                                    By:  /s/ Peter W. Knipe
- ---------------                                        ------------------
      Date                                               Peter W. Knipe
                                                      Secretary/Treasurer