Form 10-Q
period 1996-06-30
STV GROUP INC
filed 1996-08-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1996                      COMMISSION FILE NO. 0-3415

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


As of June 30, 1996, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X         NO

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    UNAUDITED

                                                                   June 30, 1996     September 30, 1995

ASSETS
Current Assets
  Cash                                                                    $38,000            $668,000
  Accounts Receivable                                                  23,334,000          21,758,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                             12,955,000          12,976,000
  Income Taxes Recoverable                                                432,000             486,000
  Deferred tax benefit                                                    106,000             344,000
  Other Current Assets                                                    971,000           2,059,000
                                                                          -------           ---------

  Total Current Assets                                                 37,836,000          38,291,000

Property and Equipment                                                 12,148,000          12,068,000

  Less Accumulated Depreciation                                        10,783,000          10,185,000
                                                                       ----------          ----------

    Net Property and Equipment                                          1,365,000           1,883,000

Deferred Tax Benefit                                                      847,000             847,000

Other Assets                                                              550,000             605,000
                                                                          -------             -------
      TOTAL                                                           $40,598,000         $41,626,000
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                        $17,326,000         $19,845,000
    Accrued Wages and Expenses                                          7,111,000           6,532,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                     4,233,000           3,344,000
                                                                        ---------           ---------

      Total Current Liabilities                                        28,670,000          29,721,000

  Long-Term Debt                                                        1,849,000           2,033,000

  Stockholders' Equity
    Preferred Stock                                                             0                   0
    Common Stock                                                        1,921,000           1,921,000
    Capital Surplus                                                     3,003,000           3,003,000
    Retained Earnings                                                   5,551,000           5,219,000
                                                                        ---------           ---------

      Total                                                            10,475,000          10,143,000
        Less:  Treasury Stock                                             271,000             271,000
                  Loans Receivable from Officers                          125,000                   0
                                                                          -------                   -

      Total Stockholders' Equity                                       10,079,000           9,872,000

      TOTAL                                                           $40,598,000         $41,626,000
                                                                      ===========         ===========

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                           NINE MONTHS ENDED
                                                                                June 30
                                                                           1996            1995


Operating Activities
  Net Income                                                              $333,000        $358,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                                        794,000         684,000
      Deferred Tax Benefit                                                       0               0
      Other                                                               (163,000)        255,000
      Stock contribution to Employee Stock
        Ownership Program (ESOP)                                                 0         400,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                               (1,576,000)      4,674,000
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                            902,000         106,000
      Accounts Payable and accrued expenses                              1,597,000      (2,183,000)
      Billing in excess of related costs                                   889,000        (314,000)
      Current Income Taxes                                                 499,000        (384,000)
                                                                           -------        --------
Net Cash provided by operating activities                               $3,275,000      $3,596,000

Investing Activities
  Purchase of Property and Equipment                                      (199,000)       (426,000)
  Purchase of Software                                                     (12,000)       (144,000)
  Decrease (Increase) in other assets                                      (11,000)         44,000
                                                                           -------          ------
    Net Cash provided (used) by investing activities                     ($222,000)      ($526,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                          62,250,000      64,837,000
  Principal payments on line of credit and long
    term borrowings                                                    (65,933,000)    (67,150,000)
                                                                       -----------     -----------
    Net Cash (used) provided by financing
      activities                                                       ($3,683,000)    ($2,313,000)

  Increase (decrease) in cash and equivalents                             (630,000)        757,000
  Cash and equivalents at beginning of year                                668,000         640,000
                                                                           -------         -------
    Cash and equivalents at end of period                                  $38,000      $1,397,000
                                                                           =======      ==========

                        STV GROUP, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       June 30                      June 30
                                                                  1996         1995            1996         1995

Revenue

  Total Revenue                                               $24,949,000      $23,187,000     $71,434,000    $67,097,000
    Less Subcontract and Procurement Costs                      6,967,000        5,829,000      17,660,000     14,865,000
                                                                ---------        ---------      ----------     ----------

  Operating Revenue                                           $17,982,000      $17,358,000     $53,774,000    $52,232,000

Costs and Expenses

  Costs of Services and Sales                                  16,003,000       15,523,000      48,131,000     46,642,000
  General and Administrative                                    1,272,000        1,202,000       3,702,000      3,533,000
  Interest in Joint Venture                                       (12,000)          54,000         (38,000)       255,000
  Interest                                                        350,000          389,000       1,161,000      1,140,000
                                                                  -------          -------       ---------      ---------

Total Costs and Expenses                                       17,613,000       17,168,000      52,956,000     51,570,000

Income Before Income Taxes                                        369,000          190,000         818,000        662,000

Income Taxes                                                      210,000          111,000 *       485,000        386,000 *
                                                                  -------          -------         -------        -------

Net Income                                                       $159,000          $79,000 *      $333,000       $276,000 *
                                                                 ========          =======        ========       ========

Earnings per share:                                                 $0.08            $0.05 *         $0.18          $0.15 *

Weighted Average Common Shares and
  Equivalents                                                    1,877,512       1,821,246       1,865,777      1,808,243


*Income taxes, net income and earnings per share for the three quarters of fiscal year 1995 have been restated from the amounts previously reported. The restatements reflect a correction in the effective annual income tax rate which has been applied to the respective fiscal year quarters. The effects of the restatements were reductions to net income of $30,000, $29,000 and $24,000 or $.02, $.02 and $.01 per share in the quarters ended December 31, 1994, March 31, 1995 and June 30, 1995, respectively.

               Notes to Consolidated Condensed Financial Statement

                                  June 30, 1996


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

Item 2.  Management Discussion and Analysis of the Results of Operation

Total revenues for the quarter ended June 30, 1996 (third quarter fiscal 1996) increased 0.8% as compared to the third quarter of fiscal 1995 and increased 0.6% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 3.6% as compared to the third quarter of fiscal 1995 and increased 1.1% as compared to the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, increased to 27.9% as compared to 25.1% in the third quarter of fiscal 1995 and increased from 24.3% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 89.0% for the third quarter of fiscal 1996 from 89.4% in the third quarter of fiscal 1995 and decreased from 90.0% in the previous quarter. The decrease in this percentage from the third quarter fiscal 1995 was due to overhead efficiencies. The decrease from the second quarter of 1996 was primarily due to the severe weather conditions in the Northeast which had negatively impacted revenues in that quarter.

General and administrative expense, expressed as a percentage of operating revenue, is 7.1% in the third quarter of fiscal 1996 and is comparable to the 6.9% recorded in the third quarter of fiscal 1995 and the previous quarter.

The interest in an architectural joint venture changed from a profit of $54,000 in the third quarter of fiscal 1995 to a loss of $12,000 in the third quarter of fiscal 1996. The Company has chosen to wind-down and eventually terminate the joint venture. The Company expects the joint venture to break-even at the end of the wind-down phase.

Interest, expressed as a percentage of operating revenues, decreased to 1.9% for the third quarter of fiscal 1996 from 2.2% of the third quarter of fiscal 1995 and 2.2% the previous quarter. The decrease from the previous quarters was due to lower borrowings which decreased interest costs by $33,000 and $39,000 respectively.

Income tax expense for the third quarter of fiscal 1996 was 56.9% of pre-tax income compared to a restated 58.4% in the third quarter of fiscal 1995.

Earnings per common share for the third quarter of fiscal 1996 were 8 cents based on 1,877,512 shares outstanding versus the 5 cents for the third quarter of fiscal 1995 based on 1,821,246 shares outstanding.

Financial Condition
Working capital increased to $9,166,000 from the $8,992,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $4.7 million is currently available. The Company believes the existing line of credit is adequate to meet the financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog remains strong at approximately $102 million.

                           PART II - OTHER INFORMATION

Item 5.  Other Information

The Company was recently selected to provide engineering design and construction management for maintenance facilities on Amtrak's Northeast Corridor route from Washington, D.C., to New York to Boston. STV will be subcontractor to Bombardier and GEC Alsthom, the consortium Amtrak chose to provide the equipment it needs to introduce high-speed rail service on the Northeast Corridor.

Bombardier/GEC Alsthom's contract will call for the design and manufacture of 18 trainsets, each consisting of two power cars and six coaches, and 15 electric locomotives to be used with other Amtrak equipment in the Northeast Corridor fleet. The contract will also include STV's services for the design and installation of three maintenance facilities for the rolling stock in Washington, D.C., New York and Boston. STV will be responsible for the turn-key services.

The Company has received a notice to proceed and is concurrently negotiating a contract which it expects to finalize shortly.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
    (Registrant)




   August 14, 1996                       By:  /s/ Michael Haratunian
- ----------------------                        ----------------------
Date                                          Michael Haratunian
                                              Chairman, Chief Executive Officer






   August 14, 1996                       By:  /s/ Peter W. Knipe
- ----------------------                        -------------------------
Date                                          Peter W. Knipe
                                              Secretary/Treasurer