Form 10-K
period 1996-09-30
STV GROUP INC
filed 1996-12-30
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                                Commission File Number
   September 30, 1996                                             0-3415

                             STV GROUP, INCORPORATED
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                              23-1698231
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

205 West Welsh Drive, Douglassville, Pennsylvania 19518
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (610) 385-8200

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

                         Yes  _X_       No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 25, 1996 is $1,424,512. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 25, 1996 is as follows:

                             Common Shares 1,821,246

DOCUMENTS INCORPORATED BY REFERENCE
   Part I         Part II            Part III              Part IV
   (None)      Annual Report     Proxy Statement    1984, 1987, 1989, 1990
              to Shareholders     and Annual Re-    1991, 1992, 1993, 1994 and
              for fiscal 1996     port to Share-    1995 Form 10-K; Registration
                                   holders for      Statement No. 2-88904
                                   fiscal 1996

(1) The rules of the Securities and Exchange Commission require that the aggregate dollar amount of the voting stock set forth above equal the amount of common shares outstanding, reduced by the amount of common shares held by executive officers, directors and shareholders owning in excess of 10% of the Company's common shares, multiplied by the last traded price on November 25, 1996. The information provided shall in no way be construed as an evaluation by the Company of the market price of such common stock, nor shall it be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company and any such inference is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

         STV Group, Inc. provides engineering and architectural consulting and design services on a variety of projects for the federal government, local, state and foreign governments and private industry. The Company is also pursuing selected design/build projects. STV Group, Inc. consists of the following wholly-owned subsidiaries: STV Incorporated, STV Architects, Inc., STV
Environmental,  Inc.,  STV  International,  Inc.,  STV  Surveying,  Inc. and STV
Construction Services. STV and its subsidiaries are hereinafter collectively referred to as the "Company".

         The Company's projects frequently require the service of a firm with diverse capabilities. For example, a particular project may require electrical engineers, civil engineers, draftsmen and other professional personnel. Each of STV Group, Inc.'s subsidiaries customarily staffs a particular project with personnel from the respective firm's offices. Where appropriate, however, multifirm project teams are formed with qualified professionals drawn from the entire Company. Management believes that close cooperation among the STV Group, Inc. subsidiaries, under its management, assures proper control and support for all Company activities. As of September 30, 1996, the Company employed 982 people.

Services

         The principal areas in which the Company provides services and the approximate percentage of the Company's revenue attributable to each service area are set forth below:*

                                             Year Ended September 30,
                                           1996       1995        1994

Architectural Engineering                   25%        27%         27%
Civil, Highway, Bridge,
  Airport and Port Engineering              33         35          36
Defense Systems Engineering                  4          5           4
Industrial Process Engineering               1          2           2
Transportation Engineering                  35         29          28
Other Engineering Services                   2          2           3


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

Defense Systems Engineering

         Defense systems engineering involves consulting and design services for the development of equipment and special hardware for the Department of Defense. Services performed by the Company have included the design, development and testing for systems relating to naval aircraft, weapons systems, aircraft carriers, support ships, land-based operations and support missions. The Company has prepared analytical support studies for aircraft carriers, support ships, land-based operations and support missions, analytical support studies for aircraft catapults and arresting systems, jet blast deflectors, shipboard weapons, loading and transfer systems, ship-weapon compatibility, mobile weapon loaders, munition trailers, launch and recovery television systems, lighting and marking systems, parachutes, life rafts and personnel life-support systems. In addition, the Company has prepared operation and maintenance manuals, technical reports, specifications and other documents describing equipment and hardware. The Company has the capacity to provide all of the services necessary to prepare these publications, including layout, artwork composition, photography and reproduction.

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

Design Build

         This area involves the joint and simultaneous design and construction of a project under a single contract with an owner. Projects could be for complex transportation facilities, building design or rehab, and/or industrial projects. In order to perform these projects, the Company will join with a construction firm in order to provide the services to a client. The arrangement with a contractor could be as a subcontractor, a joint-venture partner, or as the prime contractor. Depending upon the type of arrangement with the owner and the contractor, the Company may be responsible for ensuring the actual construction of a project for a guaranteed price.

         In November, 1996 the Company entered into an agreement with Bombardier Corporation to provide the design and installation of three maintenance facilities for new trainsets to be purchased by Amtrak for its Northeast Corridor fleet.

Customers

         The following table sets forth the percentage of contract revenues derived from each of the following customers for the periods indicated:

                                              Year Ended September 30,
                                            1996        1995        1994

U.S. Government Contracts.................   14%         19%         22%

State and Local Government Contracts......   56          50          49

Foreign Government Contracts..............    2           2           1

Private Contracts.........................   28          29          28

         In fiscal years 1996, 1995, and 1994 the Company's business activities in countries other than the United States accounted for approximately 4%, 4%, and 5% of total revenues, respectively. Due to the fact that virtually all of the Company's international business is funded through United States or international development agencies, management believes that there are no unusual risks attendant to obtaining payment for services rendered under its foreign contracts.

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

Accounts Receivable and Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

         Accounts receivable and costs and estimated profits of uncompleted contracts in excess of related billings represented 87% and 83% of total assets as of September 30, 1996 and 1995, respectively. Accounts receivable are comprised of billed receivables while costs and estimated profits of uncompleted contracts in excess of related billings are essentially unbilled receivables. Unbilled receivables represent payment obligations for which invoices have not or cannot be presented until a later period. The reasons for which invoices are not presented may include normal invoice preparation lag, lack of billable documents to be supplied by the client, and excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected. The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under any government contracts.

Backlog

         Backlog represents the value of existing contracts less the portion of such contracts included in revenues on the basis of percentage-of-completion. The Company's backlog for services as of September 30, 1996 and 1995 was approximately $130,000,000 and $129,000,000, respectively. The Company's backlog includes anticipated pass through cost such as reimbursement for travel, purchase of supplies and sub-contracts. Over the last three years, pass through costs, as a percent of total revenues, have been 24.2% in 1996, 22.2 in 1995, and 26.5% in 1994.

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

Personnel

         As of September 30, 1996, the Company had 982 employees, of whom 864 were engaged in engineering and architectural services, 87 were engaged in administration and 31 in marketing.

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

Executive Officers of the Registrant

                                    Position with STV Group, Inc. Business
         Name                Age    Experience During the Past 5 Years
         ----                ---    ------------------------------------

Michael Haratunian (1)        63    Chairman of the Board and Chief Executive
                                    Officer of STV Group, Inc.

Dominick M. Servedio (2)      56    Director, President and Chief Operating
                                    Officer of STV Group, Inc. and President and Chief Operating Officer of STV
                                    Incorporated

Frank E. Lyon, Jr. (3)        68    Senior Vice President of STV Incorporated

W. A. Sanders II (4)          49    Senior Vice President of STV Incorporated

Peter W. Knipe (5)            47    Secretary/Treasurer of STV Group, Inc.

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

ITEM 2.  PROPERTIES

         The Company's executive offices and a principal engineering office are located in a modern 58,000 square foot building leased by the Company in Douglassville, Pennsylvania, pursuant to a lease which expires in October 2011.

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

         For policy years beginning March 4, 1993, the Company's professional liability insurance arrangement provides for an annual aggregate $5,000,000 of coverage with a $250,000 deductible per occurrence on a claims made basis. For the policy year beginning March 4, 1992, the Company's professional liability insurance arrangement provided for an aggregate $5,000,000 of coverage. There was a $500,000 deductible and a requirement to indemnify the insurer for an additional aggregate $1,000,000. The Company had a similar arrangement for professional liability coverage for the period October 1, 1986, to March 3, 1992, providing an aggregate $5,000,000 of professional liability coverage. The Company has recognized the indemnity obligation by charges of $4,500,000 to operations in prior years and the posting of a $1,000,000 letter of credit. In addition to the professional liability coverage, the Company has general liability insurance in excess of $10,000,000 per occurrence and in the aggregate.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The information contained under the caption "Common Stock Market Prices" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the caption "Financial Highlights for the Fiscal Year Ended September 30," 1992 through 1996 in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

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

Fiscal Year 1996 Compared to Fiscal Year 1995

         Total revenues for the fiscal year ended September 30, 1996,  increased
5.4 percent to $94,073,000. This is up from a .3 percent decrease in fiscal 1995 and up from a 2.4 percent increase in fiscal 1994. The increase in total revenues in fiscal 1996 was mostly due to a 15.0 percent increase in subcontract and procurement mainly in the transportation area. Revenues from U.S. government contracts decreased 21.5 percent in fiscal 1996 as compared to fiscal 1995 and 13 percent as compared to fiscal 1994. This decrease is attributable to the government's spending reduction, particularly in overseas infrastructure projects. Operating revenues (total revenues excluding pass-through costs)
increased  2.7 percent to  $71,271,000  compared  to a 5.6  percent  increase to
$69,397,000 in fiscal 1995 and a 4.9 percent increase in fiscal 1994. We continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly, but there is continued demand for services in other areas of the U.S. government.

         Pass-through costs, expressed as a percentage of total revenue, increased to 24.2 percent in fiscal 1996 compared to 22.2 percent in fiscal 1995 compared to 26.5 percent in fiscal 1994. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

         Cost of services,  expressed as a percentage of operating revenues, was
89.2 percent in fiscal 1996, which is a decrease from the 89.3 percent in fiscal 1995, but is comparable to 89.2 percent in fiscal 1994. In fiscal 1996, costs increased from $61,942,000 in fiscal 1995 to $63,557,000. This increase is due primarily to increased labor expenses as a result of increased workload commensurate with operating revenue increase.

         General and administrative expense, expressed as a percentage of operating revenues, decreased to 6.9 percent in fiscal 1996 from 7.1 in 1995 and 1994. Total general and administrative costs also decreased .8 percent in fiscal 1996 from $4,952,000 to $4,912,000.

         Interest, expressed as a percentage of operating revenues, was 2.1 percent in fiscal 1996 and 2.2 percent in fiscal 1995 and 1994. Interest rates decreased in fiscal 1996, and bank loans were lower due to a more efficient use of cash.

         The Company had a pre-tax profit of $1,301,000. Income tax expense was 54 percent of pre-tax income compared to 58 percent in fiscal 1995 and 45 percent in fiscal 1994. The variance in the rate is due to reduction in non-deductible expenses as a percent of pre-tax income.

         In the fourth quarter, the Company had a pre-tax profit of $483,000 as compared to $286,000 in fiscal 1995 and $144,000 in fiscal 1994. The increase in pre-tax profit from fiscal 1995 is due to a decrease in employee-related costs and interest expense.

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

Liquidity, Capital Resources and Financing Agreements.

         Cash provided in operating activities was $4,268,000 in fiscal 1996 compared to cash provided in operating activities of $1,109,000 in fiscal 1995. This increase was due mainly to an increase in billings in excess of related costs and an increase in accounts payable and other current liabilities. Working capital increased $501,000 to $8,721,000 in fiscal 1996 compared to a $1,036,000 increase in 1995 and a $554,000 increase in 1994. Investing activities slowed to $357,000 for the continued purchase of computer hardware and software compared to $951,000 in 1995. Financing activities consisted of a $3,803,000 net reduction in short-term borrowing due to the previously mentioned increase in billings in excess and accounts payable and other current liabilities.

         Capital resources available to the Company include an existing line of credit for working capital. The current line is a maximum of $16.5 million based on accounts receivable and work-in-progress, of which approximately $5,900,000 is currently available. An agreement is being negotiated whereby the line of credit may be reduced. The line of credit is also a demand note and requires the Company to maintain certain financial covenants. To date, the Company has maintained these covenants and believes that its working capital and existing or reduced line of credit are adequate to meet current fiscal year requirements. If the Company should fail to meet these covenants or should the bank demand payment on the note, there would be a material adverse financial impact. The Company is not aware of any reason for the bank to demand payment and does not expect that it would do so in the future. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

         In the long term the Company relies on the ability to generate sufficient cash flows from operating activities to fund investing and financing requirements. If demand for services should increase sharply, additional sources of financing may be required.

         The Company is currently involved in two lawsuits, Skinner and American Continental Properties. If the outcome of these lawsuits is adverse, the Company may be required to pay substantial deductibles or indemnification. The Company believes that it will be able to finance any adverse finding through the use of an income tax carryback of the resulting loss in combination with the line of credit and existing resources. The Company is vigorously pursuing its defenses, and management believes the final resolution of these legal matters will not have a material adverse effect on the Company's financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of the independent auditors and consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended September 30, 1996, are included in Part IV, Item 14 of this Report.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Election of Directors" in the company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The information contained under the caption "Security Ownership" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS.

         The information contained under the caption "Certain Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (A)      The following documents are filed as part of this report;

                  (1)      Financial Statements:

                           Report of Independent Auditors

                           Consolidated Balance Sheets - September 30, 1996 and 1995

                           Consolidated Statements of Income - Years ended September 30, 1996, 1995 and 1994

                           Consolidated Statements of Stockholders' Equity Years ended September 30, 1996, 1995 and 1994

                           Consolidated Statements of Cash Flows - Years ended September 30, 1996, 1995 and 1994

                           Notes  to   Consolidated   Financial   Statements -
                           September 30, 1996

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

                  There were no reports on Form 8-K for the fiscal year ended September 30, 1996.

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

*******     10.29 Agreement  dated August 29, 1991 relating to U. S.  Healthcare medical insurance.

*********   10.31 Employment Agreement of Dominick M. Servedio.

*********   10.32 Employment Agreement of Michael Haratunian.

**********  10.33 Amendment  to  the  STV  Group  Incorporated   Employee  Stock
                  Ownership Plan

            10.34 Lease, dated August 21, 1995, and Addendums  thereto,  between the Company and Dame Enterprises, relating to the Company's executive and engineering offices in Douglassville, Pennsylvania.

            10.35 Agreement   effective  July  1,  1996  with  Corporate  Health
                  Insurance Company providing Group Health Insurance - Custom Plan.

            10.36 Agreement  effective  December  1, 1996 with U. S.  Healthcare providing medical insurance.

            11    Statement Re: Computation of Per Share Earnings.

            13.1 "Common Stock Market Prices" from Company's Annual Report to Shareholders.

            13.2  "Financial Highlights for the Fiscal Year Ended September 30,"
                  1992   through   1996   from   Company's   Annual   Report  to
                  Shareholders.

            21.1 Subsidiaries of the Company from Company's Annual Report to Shareholders.


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

**********    Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 30, 1996                      STV GROUP, INCORPORATED
                                              -------------------------
                                                   (Registrant)

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

SIGNATURE                                CAPACITY                     DATE

/s/ Michael Haratunian                                         December 30, 1996
-------------------------------      Chairman of the Board,
MICHAEL HARATUNIAN                   Chief Executive Officer
                                     and Director (Principal
                                     Executive Officer)

/s/ Dominick M. Servedio                                       December 30, 1996
-------------------------------      President, Chief
DOMINICK M. SERVEDIO                 Operating Officer and
                                     Director

/s/ Peter W. Knipe                                             December 30, 1996
-------------------------------      Secretary/Treasurer
PETER W. KNIPE                       (Principal Accounting
                                     and Financial Officer)

/s/ Richard L. Holland
-------------------------------      Director                  December 30, 1996
RICHARD L. HOLLAND

/s/ Harry Prystowsky
-------------------------------      Director                  December 30, 1996
HARRY PRYSTOWSKY

/s/  Ray M. Monti
-------------------------------      Director                  December 30, 1996
RAY M. MONTI

/s/ Maurice L. Meier
-------------------------------      Director                  December 30, 1996
MAURICE L. MEIER

/s/ William J. Doyle
-------------------------------      Director                  December 30, 1996
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

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
STV Group, Incorporated

We have audited the accompanying consolidated balance sheets of STV Group, Incorporated and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STV Group, Incorporated and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Reading, Pennsylvania

November 14, 1996

                          CONSOLIDATED BALANCE SHEETS
                          STV Group and Subsidiaries.

                                                              September 30
                                                          1996            1995
Assets
Current Assets:
Cash                                                  $    28,000     $   668,000
Accounts receivable                                    20,504,000      21,758,000
Costs and estimated profits of uncompleted
   contracts in excess of related billings             14,290,000      12,976,000
Deferred tax benefit                                      180,000         165,000
Income taxes recoverable                                        0         486,000
Prepaid expenses and other current assets               1,577,000       1,888,000
                                                      -----------     -----------
   Total Current Assets                                36,579,000      37,941,000
Property and equipment, net                             1,314,000       1,883,000
Deferred tax benefit                                    1,369,000       1,026,000
Other assets                                              733,000         776,000
                                                      -----------     -----------


    Total Assets                                      $39,995,000     $41,626,000

Liabilities and Stockholders' Equity
Current Liabilities:
Note payable                                          $ 9,448,000     $13,251,000
Current maturity of long-term debt                      1,000,000       1,340,000
Accounts  payable                                       5,603,000       5,254,000
Billings on uncompleted contracts in
   excess of related costs and estimated profits        4,318,000       3,344,000
Accrued payroll and related expenses                    5,775,000       5,217,000
Accrued  expenses                                       1,522,000       1,315,000
Income tax payable                                        192,000               0
                                                      -----------     -----------
    Total  Current  Liabilities                        27,858,000      29,721,000
Long-Term Debt                                          1,795,000       2,021,000
Other liabilities                                               0          12,000
                                                      -----------     -----------
    Total Liabilities                                  29,653,000      31,754,000
Commitments and contingencies
Stockholders' Equity:
Preferred stock, authorized 2,000,000 shares,
   no par, no shares issued or outstanding                      0               0
Convertible preferred stock, cumulative,
   par $1, authorized 2,000,000 shares,
   issuable in series, $1.50 series,
   no shares issued or outstanding                              0               0
Common stock, par $1, authorized 6,000,000 shares       1,921,000       1,921,000
Capital in excess of par                                3,003,000       3,003,000
Retained earnings                                       5,814,000       5,219,000
                                                      -----------     -----------
                                                       10,738,000      10,143,000
Less:  Treasury stock                                     271,000         271,000
     Loans receivable from officers                       125,000               0
                                                      -----------     -----------
      Total Stockholders' Equity                       10,342,000       9,872,000

     Total Liabilities and Stockholders' Equity       $39,995,000     $41,626,000


                See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                           STV Group and Subsidiaries

                                              For the Year Ended September 30
                                           1996             1995              1994
Total revenues                        $ 94,073,000      $ 89,232,000      $ 89,465,000
Subcontract and procurement costs       22,802,000        19,835,000        23,719,000
Operating revenue                     $ 71,271,000      $ 69,397,000      $ 65,746,000
                                      ------------      ------------      ------------

Costs and expenses:
    Costs of services                 $ 63,557,000      $ 61,942,000      $ 58,614,000
    General and administrative           4,912,000         4,952,000         4,659,000
    Interest                             1,501,000         1,554,000         1,445,000
                                      ------------      ------------      ------------
                                      $ 69,970,000      $ 68,448,000      $ 64,718,000

Income before income taxes            $  1,301,000      $    949,000      $  1,028,000
Income tax expense                        (706,000)         (555,000)         (465,000)
                                      ------------      ------------      ------------
Net income                            $    595,000      $    394,000      $    563,000

Earnings per common share             $        .32      $        .22      $        .32


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           STV Group and Subsidiaries

                                Common Stock                                                 Treasury Stock
                                                          Capital in
                               Number                      excess of      Retained         Number
                             of shares       Amount           par         earnings        of shares       Amount
Balance
September 30, 1993           1,842,972     $1,843,000     $2,681,000     $4,262,000         99,726     $  271,000

Net income for the year                                                     563,000

Balance
September 30, 1994           1,842,972     $1,843,000     $2,681,000     $4,825,000         99,726     $  271,000

Net income for the year                                                     394,000

Issuance of stock               78,000         78,000        322,000

Balance
September 30, 1995           1,920,972     $1,921,000     $3,003,000     $5,219,000         99,726     $  271,000

Net income for the year                                                     595,000

Balance
September 30, 1996           1,920,972     $1,921,000     $3,003,000     $5,814,000         99,726     $  271,000


                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           STV Group and Subsidiaries

                                                                       For the Year Ended September 30
                                                                   1996              1995               1994
Operating Activities
   Net income                                                 $    595,000      $    394,000      $    563,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities
        Depreciation                                               997,000         1,015,000           836,000
        Deferred income taxes                                     (358,000)         (165,000)         (225,000)
             Stock contribution to Employee
          Stock Ownership Program (ESOP)                                --           400,000                --
       Interest in Joint Venture                                        --                --             2,000

     Changes in operating assets and
       liabilities
          Accounts receivable                                    1,254,000         2,655,000        (3,254,000)
          Costs and estimated profits of
             uncompleted contracts in excess
             of related billings and other current assets       (1,003,000)           (1,000)         (149,000)
          Accounts payable and other current liabilities         1,131,000        (2,533,000)        1,523,000
          Billings on uncompleted contracts in excess
             of related costs and estimated profits                974,000          (456,000)          390,000
          Current income taxes                                     678,000          (200,000)          130,000
                                                              ------------      ------------      ------------
          Net cash provided by (used in)
              operating activities                            $  4,268,000      $  1,109,000      $   (184,000)

Investing Activities
   Purchase of property and equipment                         $   (338,000)     $   (727,000)     $   (827,000)
   Purchase of software                                            (19,000)         (224,000)          (46,000)
   (Increase) decrease in other assets                             (40,000)            9,000           (23,000)
   Loans receivable from officers                                 (125,000)               --                --
                                                              ------------      ------------      ------------
       Net cash used in investing
             activities                                       $   (522,000)     $   (942,000)     $   (896,000)

Financing Activities
   Proceeds from line of credit and
     long term borrowings                                     $ 85,797,000      $ 84,412,000      $ 79,889,000
   Principal payments on line of credit and
     long term borrowings                                      (90,183,000)      (84,551,000)      (78,987,000)
                                                              ------------      ------------      ------------
       Net cash (used in) provided by
            financing activities                              $ (4,386,000)     $   (139,000)     $    902,000

       (Decrease) increase in cash                                (640,000)           28,000          (178,000)

Cash at beginning of year                                          668,000           640,000           818,000

Cash at end of year                                           $     28,000      $    668,000      $    640,000


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          STV Group and Subsidiaries.


1.  Significant Accounting Policies

Basis of Presentation

The Company and its subsidiaries consider themselves in a single line of business: consulting engineering, architectural, surveying and related services. The Company's clients consist primarily of various governmental agencies, with an increasing presence in the private sector in geographic regions throughout the United States.

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to their 1996 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and the 50 percent interest in an architectural joint venture. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company uses the percentage-of-completion method of accounting for contract revenues. Progress toward completion is measured on a contract-by-contract basis using direct labor costs incurred to date as compared with estimated total labor costs at completion. The asset, "Cost and estimated profits of uncompleted contracts in excess of related billings," represents revenues recognized in excess of amounts billed. The liability, "Billings on uncompleted contracts in excess of related costs and estimated profits," represents billings in excess of revenues recognized. Significant changes in contract terms affecting the results of operations are recorded and recognized in the period in which the revisions are determined.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in U.S. treasury bills, trade payables, and debt instruments. The book value of cash and cash equivalents, trade receivables, U.S. treasury bills, and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt is comparable to fair value based on current rates and terms, with the exception of the deferred compensa

                           STV Group and Subsidiaries



tion plan liability with interest imputed at 16 percent (See Note 11.) The fair value of this liability discounted at 8 percent is estimated to be $1,382,000.

Depreciation

Depreciation is primarily on the straight-line method over the estimated useful lives of the assets. Depreciation of assets recorded under capital leases is included in depreciation expense. For income tax purposes, accelerated depreciation methods are used by certain subsidiaries and deferred income taxes are provided, when applicable.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt SFAS 121 in the first quarter of fiscal year 1997 and, based upon the circumstances, does not believe the effect of adoption will be material.

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company expects to continue to follow APB 25 in respect to its Stock Option Plan and will provide disclosures as required by SFAS 123 in the September 30, 1997, notes to the financial statements.

2. Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings


Costs and estimated profits of uncompleted contracts at September 30, 1996, and 1995, respectively, are as follows:

                                             1996           1995
Costs and estimated earnings on
         uncompleted contracts          $328,090,000    $294,418,000
Less billings to date                    318,118,000     284,786,000
                                        ------------    ------------
                                        $  9,972,000    $  9,632,000

Costs and estimated profits of uncompleted contracts are included in the accompanying balance sheet under the following captions:

                                            1996            1995
Costs and estimated profits of
     uncompleted contracts
     in excess of related billings      $14,290,000     $12,976,000

Billings on uncompleted
     contracts in excess of related
     costs and estimated profits          4,318,000       3,344,000
                                        -----------     -----------
                                        $ 9,972,000     $ 9,632,000

                           STV Group and Subsidiaries

Included in accounts receivable are retainages related to uncompleted contracts in the amount of $3,230,000 in 1996 and $3,245,000 in 1995. The collection of retainages generally coincides with final project acceptance.

3.  Property and Equipment

Property and equipment, at cost, are as follows:

                           1996            1995

Land                  $    54,000     $    54,000

Equipment               5,895,000       5,616,000

Leased equipment          930,000       1,227,000

Furniture and
fixtures                2,673,000       2,334,000

Leased furniture
and fixtures              233,000         271,000

Leasehold
improvements            2,516,000       2,566,000
                      -----------     -----------
                      $12,301,000     $12,068,000
Less: Accumulated
depreciation and
amortization           10,987,000      10,185,000
                      -----------     -----------
                      $ 1,314,000     $ 1,883,000

4.  Note Payable

The note payable on demand with the Company's bank is with interest at 1-1/2 percent above the prime rate and is secured by substantially all assets. The weighted average interest rate was 9.9 percent and 10.2 percent in fiscal 1996 and 1995, respectively. The bank also provides letters of credit which incur a charge of 2-1/2 percent of the face value. Currently, $1,140,000 letters of credit are outstanding. The face value of the letters of credit and note payable cannot exceed a maximum of $16,500,000 based on the accounts receivable and contracts in progress.

An agreement with this bank contains restrictive covenants regarding additional debt and stockholders' equity. The restrictions include maintaining a minimum tangible net worth, a maximum total debt to tangible net worth ratio, and a minimum working capital amount.

5.  Income Taxes

The Company uses the liability method of accounting for income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996, are as follows:

                           STV Group and Subsidiaries

Deferred tax assets:
   Vacation accruals                    $  574,000
   Depreciation                             88,000
   Deferred compensation                   662,000
   Litigation                              284,000
   Postemployment benefits                  18,000
   Postretirement medical benefits         314,000
                                        ----------
     Total deferred tax assets           1,940,000
Deferred tax liabilities:
   Retainage                               391,000
                                        ----------
     Total deferred tax liabilities        391,000

     Net deferred tax assets            $1,549,000

Significant components of the provision (benefit) for income taxes are as follows:

                 1996        1995        1994

Current:
Federal            $   734,000      $   520,000      $   600,000
State                  330,000          200,000           90,000
                   -----------      -----------      -----------
Total current      $ 1,064,000      $   720,000      $   690,000

Deferred:
Federal            $  (239,000)     $  (100,000)     $  (172,000)
State                 (119,000)         (65,000)         (53,000)
                   -----------      -----------      -----------
Total deferred     $  (358,000)     $  (165,000)     $  (225,000)

Income tax
expense            $   706,000      $   555,000      $   465,000

A reconciliation of federal income taxes at the statutory rate to the Company's income tax provision follows:

                          1996      1995      1994
Federal income
tax rate                  34.0%     34.0%     34.0%

Non-deductible
expenses and other         9.2      14.6       7.0

State taxes, net of
federal tax effect        10.8       9.4       4.0
                          ----      ----      ----

                          54.0%     58.0%     45.0%

The Company made income tax payments of $488,000, $1,014,000, and $881,000 in 1996, 1995, and 1994, respectively. The Company received income tax refunds of $51,000 in 1996, $92,000 in 1995, and $225,000 in 1994.

6.  Amounts per Common Share

Earnings per common share is based on the weighted-average number of shares outstanding during the periods presented after giving effect to the potential dilutive effect, if any, of the exercise of stock options. Earnings per common share are based upon 1,873,000 shares in 1996, 1,832,000 shares in 1995, and 1,754,000 shares in 1994.

7.  Commitments and Contingencies

For policy years beginning March 4, 1993, the Company's professional liability insurance arrangement provides for an annual aggregate $5,000,000 of coverage with a $250,000 deductible per occurrence

                           STV Group and Subsidiaries

on a claims made basis. For the policy year beginning March 4, 1992, the Company's professional liability insurance arrangement provides for an aggregate $5,000,000 of coverage. There was a $500,000 deductible and a requirement to indemnify the insurer for an additional aggregate $1,000,000. The Company had a similar arrangement for professional liability coverage for the period October 1, 1986, to March 3, 1992, providing an aggregate $5,000,000 of professional liability coverage. The Company has recognized the indemnity obligation by charges of $4,500,000 to operations in prior years and the posting of a $1,000,000 letter of credit. In addition to the professional liability coverage, the Company has general liability insurance in excess of $10,000,000 per occurrence and in the aggregate.

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

                           STV Group and Subsidiaries

                   Capital Leases  Operating Leases

                 1997     $   555,000     $ 2,987,000
                 1998     $   228,000     $ 2,453,000
                 1999     $        --     $ 2,375,000
                 2000     $        --     $ 1,920,000
                 2001     $        --     $ 1,771,000
           Thereafter     $        --     $10,741,000

Total  minimum
lease payments            $   783,000     $22,247,000

Less amount
representing interest     $    56,000

Present value of
net minimum
lease payments            $   727,000


Rental expense under operating leases amounted to $2,892,000, $2,705,000, and $2,713,000 in 1996, 1995, and 1994, respectively.

8.  Stock Plans

On October 1, 1981,  the Company  initiated  an Employee  Stock  Ownership  Plan
(ESOP) which covers substantially all of its employees. Contributions to the plan are based on a percentage of eligible salaries. The total retirement expense for the years 1996, 1995, and 1994 was $1,002,000, $989,000, and
$918,000, respectively. The liability is funded through either the issuance of shares of Company stock (at fair market value on date of issuance) or a cash payment for future stock purchases. The Company has funded the 1996 contribution with cash payments throughout 1996. At September 30, 1996, 1,240,000 shares of Company stock are held by the ESOP and are included in the earnings per share computation.

The Company adopted the 1985 Stock Option Plan which reserves 300,000 shares of its common stock for grants of options to officers and key employees. The plan requires that option prices be at least equal to the fair market value of the common stock at the date of grant. Options to purchase 190,000 shares at $4.12 to $5.12 per share have been granted.

A new Stock Option Plan was approved in fiscal 1996. Under this plan, 500,000 shares of common stock are reserved for issuance upon the exercise of the options granted. No options under the plan have been granted.

On October 20, 1995, certain Company officers borrowed $125,000 from the Company to purchase 25,000 shares of common stock from an outside director of the Company. The five-year term loan, secured by a stock pledge agreement, is payable at the term with interest at the Company bank borrowing rate currently at 1-1/2 percent above prime rate. These loans have been recorded as a reduction to stockholders' equity.

9.  Postretirement Benefit Plan

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

                           STV Group and Subsidiaries

The  following  table  presents  the  plan's  status   reconciled  with  amounts
recognized in the Company's balance sheets:

                                    1996             1995
Accumulated postretirement
     benefit obligation:
  Retirees                     $  (305,000)     $  (728,000)
  Fully eligible active
  plan participants               (489,000)      (1,071,000)
  Other active
  plan participants               (375,000)        (790,000)
                               -----------      -----------
Accumulated postretirement
  benefit obligation           $(1,169,000)     $(2,589,000)
Unrecognized
  net gain                        (536,000)        (250,000)
Unrecognized
  transition obligation            951,000        2,220,000
                               -----------      -----------
Accrued postretirement
  benefit cost                 $  (754,000)     $  (619,000)

Net periodic postretirement benefit costs include the following components:

                                   1996           1995          1994
Service cost                   $  43,000      $  67,000     $  70,000
Interest cost                    119,000        185,000       187,000
Amortization of transition
  obligation over 20 years        84,000        124,000       124,000
Unrecognized (gain) loss         (49,000)            --            --
                               ---------      ---------     ---------
Net periodic
postretirement
benefit cost                   $ 197,000      $ 376,000     $ 381,000

Effective December 1,1995, STV switched from an indemnity to a combination indemnity and managed care program. The cost assumptions associated with a managed care plan are less than with an indemnity program. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 11.5 percent for 1996 (12 percent in 1995, 12.5 percent in 1994) and is assumed to decrease gradually to 6 percent in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 1996, 1995 and 1994 by $133,000, $330,000 and $334,000,
respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 and 1995 by $20,000 and $34,000, respectively.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 7.75 percent at September 30, 1996 and 1995.

10.  Major Customers

The percentage of total revenues derived from contracts with the United States government for fiscal years 1996, 1995 and 1994 were 14 percent, 19 percent and 22 percent, respectively.

                           STV Group and Subsidiaries

11.  Long-Term Debt

Long-term debt consists of the following:

                                                                                         1996           1995
Capital leases with various maturities, the latest to September 1998, rates ranging from 8 percent to 11 percent, and monthly installments ranging
from $974 to $15,897                                                                 $  727,000     $1,305,000

Deferred compensation liability payable in fixed monthly installments of
$12,000 through September 2006 with interest imputed at 16 percent                      689,000        715,000

Executive  deferred  compensation  liability for certain  executives with annual interest at 1 percent above prime rate as of November 1 payable
upon the termination of employment or approval of the Board of Directors                558,000        499,000

Deferred compensation liability payable in fixed monthly installments of
$6,000 through October 1996 with interest imputed at 20 percent                           6,000         65,000

Supplemental executive retirement agreements for two current executives payable
in monthly installments upon retirement with interest imputed at 7 percent. (1)         360,000        193,000

Other                                                                                   455,000        584,000
                                                                                     ----------     ----------
                                                                                      2,795,000      3,361,000
Less:  Current portion                                                                1,000,000      1,340,000
                                                                                     ----------     ----------
                                                                                     $1,795,000     $2,021,000

(1) These agreements for two current executives provide for future cash payments of $122,000 and $226,000 annually, based on salary at retirement commencing September 2003 and September 2005, respectively. If maximum Company performance goals are achieved, these amounts would be increased 20 percent starting in September 2003, or at a prorated rate based on the levels of performance achieved.

Interest paid during 1996,  1995, and 1994 amounted to  $1,472,000,  $1,517,000, and $1,423,000, respectively.

The company incurred capital lease obligations of $ 0 in 1996, $804,000 in 1995, and $613,000 in 1994 to acquire equipment.

Annual maturities of long-term debt are as follows:

              Year ending September 30

1997                 $1,000,000
1998                 $  254,000
1999                 $   42,000
2000                 $   49,000
2001                 $   57,000
Thereafter           $1,393,000

                           STV Group and Subsidiaries

12.  Quarterly Results (unaudited)
         (All dollar amounts omit 000 except per share data.)

                                        Quarter                             Year
                      First       Second        Third       Fourth
Revenue from services:
         1996     $  22,983    $  23,502    $  24,949     $  22,639    $  94,073
         1995     $  22,817    $  21,092    $  23,187     $  22,136    $  89,232

Operating revenue:
         1996     $  18,004    $  17,788    $  17,982     $  17,497    $  71,271
         1995     $  17,353    $  17,519    $  17,358     $  17,167    $  69,397

Gross profit:
         1996     $   1,883    $   1,781    $   1,979     $   2,071    $   7,714
         1995     $   1,885    $   1,871    $   1,835     $   1,864    $   7,455

Net income:
         1996     $     103    $      71    $     159     $     262    $     595
         1995     $     102    $      95    $      79     $     118    $     394

Earnings per share:
         1996     $     .06    $     .04    $     .08     $     .14    $     .32
         1995     $     .05    $     .05    $     .05     $     .07    $     .22



In the fourth quarter of 1996, STV made revised estimates to record the actual results of certain expenses. The impact of these adjustments on fourth quarter earnings was an increase of $.05 per share.

                                    EXHIBITS

                                      Index

Exhibit 10.10 -  Officers' and Directors' Liability Policy

Exhibit 10.34 -  Lease,  dated August 21, 1995, and Addendums  thereto,  between the Company and Dame Enterprises, relating to the Company's executive and engineering offices in Douglassville, Pennsylvania.

Exhibit 10.35 -  Agreement   effective  July  1,  1996  with  corporate   Health
                 Insurance  Company  providing  Group Health  Insurance - Custom
                 Plan.

Exhibit 10.36 -  Agreement  effective  December 1, 1996 with U. S.  Healthcare providing medical insurance.

Exhibit 11    -  Statement Re: Computation of Per Share Earnings

Exhibit 13.1  -  "Common Stock Market Prices" from Company's Annual Report to
                 Shareholders

Exhibit 13.2  -  "Financial  Highlights for the Fiscal Year Ended September 30,"
                 1991 through 1995 from Company's Annual Report to Shareholders

Exhibit 21.1  -  Subsidiaries of the Company from Company's Annual Report to
                 Shareholders