Form 10-Q
period 1996-12-31
STV GROUP INC
filed 1997-02-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1996                   COMMISSION FILE NO. 0-3415

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


                                     (610) 385-8200
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock $1.00 par value
                                (Title of class)


As of December 31, 1996, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X        NO

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         STV GROUP, INC., AND SUBSIDIARIES

       CONSOLIDATED CONDENSED BALANCE SHEETS

                     UNAUDITED

                                                       December 31, 1996      September 30, 1996

ASSETS
Current Assets
  Cash                                                       ($84,000)            $28,000
  Accounts Receivable                                      20,589,000          20,504,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                 15,266,000          14,290,000
  Deferred tax benefit                                        180,000             180,000
  Other Current Assets                                      1,641,000           1,577,000
                                                            ---------           ---------

  Total Current Assets                                     37,592,000          36,579,000

Property and Equipment                                     12,556,000          12,301,000

  Less Accumulated Depreciation                            11,185,000          10,987,000
                                                           ----------          ----------

    Net Property and Equipment                              1,371,000           1,314,000

Deferred Tax Benefit                                        1,369,000           1,369,000

Other Assets                                                  698,000             733,000
                                                              -------             -------

      TOTAL                                               $41,030,000         $39,995,000
                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                            $17,125,000         $16,051,000
    Accrued Wages and Expenses                              6,901,000           7,489,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                         4,766,000           4,318,000
                                                            ---------           ---------

      Total Current Liabilities                            28,792,000          27,858,000

  Long-Term Debt                                            1,738,000           1,795,000

  Stockholders' Equity
    Preferred Stock                                                 0                   0
    Common Stock                                            1,921,000           1,921,000
    Capital Surplus                                         3,003,000           3,003,000
    Retained Earnings                                       5,972,000           5,814,000
                                                            ---------           ---------

      Total                                                10,896,000          10,738,000
        Less:  Treasury Stock                                 271,000             271,000
               Loans Receivable from Officers                 125,000             125,000
                                                              -------             -------

      Total Stockholders' Equity                           10,500,000          10,342,000

      TOTAL                                               $41,030,000         $39,995,000
                                                          ===========         ===========


        STV GROUP, INC., AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    UNAUDITED

                                                           THREE MONTHS ENDED
                                                               December 31
                                                          1996            1995

Operating Activities
  Net Income                                             $158,000        $103,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                       218,000         291,000
      Other                                                     0        (129,000)
  Changes in Operating assets and liabilities
      Accounts Receivable                                 (86,000)     (1,972,000)
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses        (1,039,000)        959,000
      Accounts Payable and accrued expenses            (1,816,000)        621,000
      Billing in excess of related costs                  448,000         692,000
      Current Income Taxes                                 89,000         110,000
                                                           ------         -------
Net Cash provided by operating activities             ($2,028,000)       $675,000

Investing Activities
  Purchase of Property and Equipment                     (255,000)        (30,000)
  Purchase of Software                                     (3,000)         (1,000)
  Decrease (Increase) in other assets                      17,000         (23,000)
                                                           ------         -------
    Net Cash provided (used) by investing activities    ($241,000)       ($54,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                         24,260,000      19,150,000
  Principal payments on line of credit and long
    term borrowings                                   (22,103,000)    (20,252,000)
                                                      -----------     -----------
    Net Cash (used) provided by financing
      activities                                       $2,157,000     ($1,102,000)

  Increase (decrease) in cash and equivalents            (112,000)       (481,000)
  Cash and equivalents at beginning of year                28,000         668,000
                                                           ------         -------
    Cash and equivalents at end of period                ($84,000)       $187,000
                                                         ========        ========


       STV GROUP, INC., AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF INCOME

                   UNAUDITED

                                                    THREE MONTHS ENDED
                                                        December 31
                                                    1996         1995

Revenue

  Total Revenue                                 $22,736,000    $22,983,000
    Less Subcontract and Procurement Costs        4,613,000      4,979,000
                                                  ---------      ---------

  Operating Revenue                             $18,123,000    $18,004,000

Costs and Expenses

  Costs of Services and Sales                    16,205,000     16,121,000
  General and Administrative                      1,249,000      1,205,000
  Interest in Joint Venture                               0         (4,000)
  Interest                                          327,000        428,000
                                                    -------        -------

Total Costs and Expenses                         17,781,000     17,750,000

Income Before Income Taxes                          342,000        254,000

Income Taxes                                        184,000        151,000
                                                    -------        -------

Net Income                                         $158,000       $103,000
                                                   ========       ========

Earnings per share:                                   $0.08          $0.06

Weighted Average Common Shares and
  Equivalents                                      1,898,705      1,865,182





               Notes to Consolidated Condensed Financial Statement

                                December 31, 1996

1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

It should be understood that the foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1997 due in part to increased reliance on estimates at interim dates.

Item 2.  Management Discussion and Analysis of the Results of Operation

Total  revenues for the quarter ended December 31, 1996 (first quarter of fiscal
1997) decreased 1.1% as compared to the first quarter of fiscal 1996 and increased 0.7% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the first quarter of fiscal 1997 increased 0.7% as compared to the first quarter of fiscal 1996 and increased 3.9% as compared to the previous quarter. The increase in operating revenues reflects an increase in the demand for transportation engineering.

Pass-through costs, expressed as a percentage of total revenues decreased to 20.3% as compared to 21.7% in the first quarter of fiscal 1996 and 22.8% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, remained constant at 89.5% for the first quarter of fiscal 1997 from the first quarter of fiscal 1996 and increased from 88.6% in the fourth quarter of fiscal 1996. The increase in the percentage from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997 was due mainly to an increase in salary related expenses and other indirect expenses as a component of revenue.

General and administrative expense, expressed as a percentage of operating revenues, increased slightly to 6.9% in the first quarter of fiscal 1997 from 6.7% in the first quarter of fiscal 1996 but was comparable to 6.9% in the previous quarter.

Interest, expressed as a percentage of operating revenues, decreased to 1.8% for the first quarter of fiscal 1997 from 2.4% of the first quarter of fiscal 1996 and 2% from the previous quarter. As a dollar amount, interest decreased $101,000 in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due primarily to a decrease in borrowing and also lower interest rates.

Income tax expense for the first quarter of fiscal 1997 was 53.8% of pre-tax income compared to 59.4% in the first quarter of fiscal 1996. The decrease is due to lower non-deductible expenses as a percentage of a higher first quarter pre-tax income.

Earnings per common share for the first quarter of fiscal 1997 were 8 cents based on 1,898,705 shares outstanding which increased from 6 cents for the first quarter of fiscal 1996 based on 1,865,182 shares outstanding primarily due to lower interest costs.

Financial Condition
Working capital increased to $8,800,000 from $8,721,000 in the previous quarter. Capital resources available to the Company included an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $3.4 million is currently available. The Company is in discussions with its lender which may reduce its line of credit. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment as well as a new project management and accounting system.

The Company's backlog is approximately $125 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  February 14, 1997                       By:  /s/ Michael Haratunian
---------------------                          ----------------------
         Date                                  Michael Haratunian
                                               Chairman, Chief Executive Officer






  February 14, 1997                       By:  /s/ Peter W. Knipe
---------------------                          -------------------
         Date                                  Peter W. Knipe
                                               Secretary/Treasurer