Form 10-Q
period 1997-03-31
STV GROUP INC
filed 1997-05-08
CIK 95045

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997                      COMMISSION FILE NO. 0-3415

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


As of March 31, 1997, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES  X            NO

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    UNAUDITED

                                                            March 31, 1997     September 30, 1996

ASSETS
Current Assets
  Cash                                                          $455,000             $28,000
  Accounts Receivable                                         18,270,000          20,504,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                    14,939,000          14,290,000
  Deferred tax benefit                                           180,000             180,000
  Other Current Assets                                         2,297,000           1,577,000
                                                               ---------           ---------

  Total Current Assets                                        36,141,000          36,579,000

Property and Equipment                                        11,543,000          12,301,000

  Less Accumulated Depreciation                               10,171,000          10,987,000
                                                              ----------          ----------

    Net Property and Equipment                                 1,372,000           1,314,000

Deferred Tax Benefit                                           1,369,000           1,369,000

Other Assets                                                     943,000             733,000
                                                                 -------             -------

      TOTAL                                                  $39,825,000         $39,995,000
                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                               $15,784,000         $16,051,000
    Accrued Wages and Expenses                                 7,415,000           7,489,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                            4,145,000           4,318,000
                                                               ---------           ---------

      Total Current Liabilities                               27,344,000          27,858,000

  Long-Term Debt                                               1,798,000           1,795,000

  Stockholders' Equity
    Preferred Stock                                                    0                   0
    Common Stock                                               1,921,000           1,921,000
    Capital Surplus                                            3,003,000           3,003,000
    Retained Earnings                                          6,155,000           5,814,000
                                                               ---------           ---------

      Total                                                   11,079,000          10,738,000
        Less:  Treasury Stock                                    271,000             271,000
                  Loans Receivable from Officers                 125,000             125,000
                                                                 -------             -------

      Total Stockholders' Equity                              10,683,000          10,342,000

      TOTAL                                                  $39,825,000         $39,995,000
                                                             ===========         ===========


                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                 SIX MONTHS ENDED
                                                                     March 31
                                                               1997            1996


Operating Activities
  Net Income                                                 $341,000        $174,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                           452,000         549,000
      Other                                                         0        (151,000)
  Changes in Operating assets and liabilities
      Accounts Receivable                                   2,234,000         853,000
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses            (1,369,000)        (11,000)
      Accounts Payable and accrued expenses                  (513,000)      1,578,000
      Billing in excess of related costs                     (173,000)        260,000
      Current Income Taxes                                   (274,000)        302,000
                                                             --------         -------
Net Cash provided by operating activities                    $698,000      $3,554,000

Investing Activities
  Purchase of Property and Equipment                         (468,000)        (62,000)
  Purchase of Software                                        (23,000)         (1,000)
  Decrease (Increase) in other assets                        (230,000)          2,000
                                                             --------           -----
    Net Cash provided (used) by investing activities        ($721,000)       ($61,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                             46,760,000      40,350,000
  Principal payments on line of credit and long
    term borrowings                                       (46,310,000)    (43,495,000)
                                                          -----------     -----------
    Net Cash (used) provided by financing
      activities                                             $450,000     ($3,145,000)

  Increase (decrease) in cash and equivalents                 427,000         348,000
  Cash and equivalents at beginning of year                    28,000         668,000
                                                               ------         -------
    Cash and equivalents at end of period                    $455,000      $1,016,000
                                                             ========      ==========


                        STV GROUP, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              March 31                  March 31
                                                         1997         1996         1997         1996


Revenue

  Total Revenue                                      $22,311,000  $23,502,000  $45,047,000  $46,485,000
    Less Subcontract and Procurement Costs             4,130,000    5,714,000    8,743,000   10,693,000
                                                       ---------    ---------    ---------   ----------

  Operating Revenue                                  $18,181,000  $17,788,000  $36,304,000  $35,792,000

Costs and Expenses

  Costs of Services and Sales                         16,089,000   16,007,000   32,294,000   32,128,000
  General and Administrative                           1,350,000    1,225,000    2,599,000    2,430,000
  Interest in Joint Venture                                    0      (22,000)           0      (26,000)
  Interest                                               358,000      383,000      685,000      811,000
                                                         -------      -------      -------      -------

Total Costs and Expenses                              17,797,000   17,593,000   35,578,000   35,343,000

Income Before Income Taxes                               384,000      195,000      726,000      449,000

Income Taxes                                             201,000      124,000      385,000      275,000
                                                         -------      -------      -------      -------

Net Income                                              $183,000      $71,000     $341,000     $174,000
                                                        ========      =======     ========     ========

Earnings per share:                                        $0.10        $0.04        $0.18        $0.10

Weighted Average Common Shares and
  Equivalents                                          1,902,851    1,868,225    1,900,778    1,859,910



               Notes to Consolidated Condensed Financial Statement


                                 March 31, 1997

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

Item 2.  Management Discussion and Analysis of the Results of Operation

Total  revenues for the quarter  ended March 31, 1997 (second  quarter of fiscal
1997) decreased 5.1% as compared to the second quarter of fiscal 1996 and decreased 1.9% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the second quarter of fiscal 1997 increased 2.2% as compared to the second quarter of fiscal 1996 and increased
 .3% as compared to the previous quarter. The increase in operating revenues reflects an increase in the demand for transportation engineering.

Pass through costs, expressed as a percentage of total revenues, decreased to 18.5% compared to 24.3% in the second quarter of fiscal 1996 and 20.3% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, decreased to 88.6% for the second quarter of fiscal 1997 from 90.0% for the second quarter of fiscal 1996 and 89.5% for the first quarter of fiscal 1997. The decreases in the percentage for both quarters is primarily due to a decrease in non-productive labor and labor related costs.

General and administrative expense, expressed as a percentage of operating revenue, increased to 7.4% in the second quarter of fiscal 1997 from 6.9% in the second quarter of fiscal 1996 and the previous quarter. The increase is caused by higher travel and salary related expenses.

Interest, expressed as a percentage of operating revenues, decreased slightly to 2.0% in the second quarter of fiscal 1997 compared to 2.2% in the second quarter of fiscal 1996 but increased from the 1.8% incurred in the previous quarter. The increase from the previous quarter was due to a higher average loan balance.

Income tax expense for the second quarter of fiscal 1997 was 52.3% of pre-tax income compared to 63.6% of pre-tax income for the same period last year. The decrease is due to lower non-deductible expenses as a percentage of a higher second quarter pre-tax income.

Earnings per common share, calculated using the Treasury Stock Method, for the second quarter of fiscal 1997 were 10 cents based on 1,902,851 shares outstanding compared to 4 cents in fiscal 1996 on 1,868,225 shares outstanding.

During the second quarter, certain assets of the International Region were sold. However, this had an immaterial financial effect on the operations of the Company. The Company continues to have an active international presence through its subsidiary, STV International.

Financial Condition
Working capital decreased to $8,797,000 from $8,800,000 in the previous quarter. Capital resources available to the Company included an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $4.6 million is currently available. The Company is in discussions with its lender which may reduce its line of credit. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment as well as a new project management and accounting system.

The Company's backlog is approximately $115 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  May 8, 1997                             By:  /s/ Michael Haratunian
---------------                                ----------------------
       Date                                    Michael Haratunian
                                               Chairman, Chief Executive Officer






  May 8, 1997                             By:  /s/ Peter W. Knipe
---------------                                ----------------------
     Date                                      Peter W. Knipe
                                               Secretary/Treasurer