Form 10-Q
period 1997-06-30
STV GROUP INC
filed 1997-08-13
CIK 95045

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997                       COMMISSION FILE NO. 0-3415

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


As of June 30, 1997, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES X       NO

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    UNAUDITED

                                                                     June 30, 1997     September 30, 1996
ASSETS
Current Assets
  Cash                                                                  $360,000             $28,000
  Accounts Receivable                                                 19,588,000          20,504,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                            15,322,000          14,290,000
  Deferred tax benefit                                                   180,000             180,000
  Other Current Assets                                                 2,537,000           1,577,000
                                                                       ---------           ---------

  Total Current Assets                                                37,987,000          36,579,000

Property and Equipment                                                11,755,000          12,301,000

  Less Accumulated Depreciation                                       10,304,000          10,987,000
                                                                      ----------          ----------

    Net Property and Equipment                                         1,451,000           1,314,000

Deferred Tax Benefit                                                   1,369,000           1,369,000

Other Assets                                                             635,000             733,000
                                                                         -------             -------

      TOTAL                                                          $41,442,000         $39,995,000
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                       $16,013,000         $16,051,000
    Accrued Wages and Expenses                                         7,948,000           7,489,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                    4,753,000           4,318,000
                                                                       ---------           ---------

      Total Current Liabilities                                       28,714,000          27,858,000

  Long-Term Debt                                                       1,818,000           1,795,000

  Stockholders' Equity
    Preferred Stock                                                            0                   0
    Common Stock                                                       1,921,000           1,921,000
    Capital Surplus                                                    3,003,000           3,003,000
    Retained Earnings                                                  6,382,000           5,814,000
                                                                       ---------           ---------

      Total                                                           11,306,000          10,738,000
        Less:  Treasury Stock                                            271,000             271,000
                  Loans Receivable from Officers                         125,000             125,000
                                                                         -------             -------

      Total Stockholders' Equity                                      10,910,000          10,342,000

      TOTAL                                                          $41,442,000         $39,995,000
                                                                     ===========         ===========

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                               NINE MONTHS ENDED
                                                                   June 30
                                                            1997            1996

Operating Activities
  Net Income                                               $569,000        $333,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                         609,000         794,000
      Other                                                       0        (163,000)
  Changes in Operating assets and liabilities
      Accounts Receivable                                   916,000      (1,576,000)
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses          (1,991,000)        902,000
      Accounts Payable and accrued expenses                 269,000       1,597,000
      Billing in excess of related costs                    435,000         889,000
      Current Income Taxes                                  (87,000)        499,000
                                                            -------         -------
Net Cash provided by operating activities                  $720,000      $3,275,000

Investing Activities
  Purchase of Property and Equipment                       (680,000)       (199,000)
  Purchase of Software                                      (91,000)        (12,000)
  Decrease (Increase) in other assets                       121,000         (11,000)
                                                            -------         -------
    Net Cash provided (used) by investing activities      ($650,000)      ($222,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                           69,210,000      62,250,000
  Principal payments on line of credit and long
    term borrowings                                     (68,948,000)    (65,933,000)
                                                        -----------     -----------
    Net Cash (used) provided by financing
      activities                                           $262,000     ($3,683,000)

  Increase (decrease) in cash and equivalents               332,000        (630,000)
  Cash and equivalents at beginning of year                  28,000         668,000
                                                             ------         -------
    Cash and equivalents at end of period                  $360,000         $38,000
                                                           ========         =======

                        STV GROUP, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              June 30                      June 30
                                                        1997             1996             1997            1996

Revenue

  Total Revenue                                     $24,637,000      $24,949,000      $69,684,000      $71,434,000
    Less Subcontract and Procurement Costs            6,524,000        6,967,000       15,267,000       17,660,000
                                                      ---------        ---------       ----------       ----------

  Operating Revenue                                 $18,113,000      $17,982,000      $54,417,000      $53,774,000

Costs and Expenses

  Costs of Services and Sales                        15,975,000       16,003,000       48,269,000       48,131,000
  General and Administrative                          1,324,000        1,272,000        3,923,000        3,702,000
  Interest in Joint Venture                                   0          (12,000)               0          (38,000)
  Interest                                              350,000          350,000        1,035,000        1,161,000
                                                        -------          -------        ---------        ---------

Total Costs and Expenses                             17,649,000       17,613,000       53,227,000       52,956,000

Income Before Income Taxes                              464,000          369,000        1,190,000          818,000

Income Taxes                                            236,000          210,000          621,000          485,000
                                                        -------          -------          -------          -------

Net Income                                             $228,000         $159,000         $569,000         $333,000
                                                       ========         ========         ========         ========

Earnings per share:                                       $0.12            $0.08            $0.30            $0.18

Weighted Average Common Shares and
  Equivalents                                         1,902,851        1,877,512        1,901,469        1,865,777



               Notes to Consolidated Condensed Financial Statement


                                  June 30, 1997

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

Item 2.  Management Discussion and Analysis of the Results of Operation

Total revenues for the quarter ended June 30, 1997 (third quarter fiscal 1997) decreased 1.3% as compared to the third quarter of fiscal 1996 and increased 10.4% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased .7% as compared to the third quarter of fiscal 1996 and decreased .4% as compared to the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, decreased to 26.5% as compared to 27.9% in the third quarter of fiscal 1996 and increased from 18.5% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 88.3% for the third quarter of fiscal 1997 from 89.0% in the third quarter of fiscal 1996 and decreased from 88.6% in the previous quarter. The decrease in the percentage from the third quarter of fiscal 1996 was due mainly to the increase in revenue. The costs of services remained comparable to the previous quarter..

General and administrative expense, expressed as a percentage of operating revenue, is 7.3% in the third quarter of fiscal 1997 and is comparable to 7.1% recorded in the third quarter of fiscal 1996 and 7.4% in the previous quarter.

Interest, expressed as a percentage of operating revenues, remained constant at 1.9% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and decreased slightly from 2.0% in the previous quarter.

Income tax expense for the third quarter of fiscal 1997 was 50.9% of pre-tax income compared to 56.9% in the third quarter of fiscal 1996. The decrease is due to level non-deductible expenses being lower as a percentage of a higher third quarter pre-tax income.

Earnings per common share, calculated using the Treasury Stock Method, for the third quarter of fiscal 1997 were 12 cents based on 1,902,851 shares outstanding versus 8 cents for the third quarter of fiscal 1996 based on 1,877,512 shares outstanding.

Financial Condition

Working capital increased to $9,273,000 from $8,797,000 in the previous quarter. Capital resources available to the Company included an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $5.2 million is currently available. The Company is in discussions with its lender which may reduce its line of credit. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment and has purchased a new project management and accounting system.

The Company's backlog is approximately $131 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
    (Registrant)




  August 12, 1997                         By:  /s/ Michael Haratunian
------------------                             --------------------------------
      Date                                     Michael Haratunian
                                               Chairman, Chief Executive Officer






  August 12, 1997                         By:  /s/ Peter W. Knipe
------------------                             --------------------------------
         Date                                  Peter W. Knipe
                                               Secretary/Treasurer