Form 10-K
period 1997-09-30
STV GROUP INC
filed 1997-12-29
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended                            Commission File Number
   September 30, 1997                                         0-3415

                             STV GROUP, INCORPORATED
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                     23-1698231
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

205 West Welsh Drive, Douglassville, Pennsylvania 19518
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (610) 385-8200

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                  Name of each exchange on which registered
Common Shares ($1.00 par)                             NASDAQ

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 18, 1997 is $1,330,626. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 18, 1997 is as follows:

                             Common Shares 1,821,246

DOCUMENTS INCORPORATED BY REFERENCE
    Part I     Part II           Part III             Part IV
    (None)     Annual Report     Proxy Statement      1984, 1987, 1989, 1990
               to Shareholders   and Annual Re-       1991, 1992, 1993, 1994, 1995, and
               for fiscal 1997   port to Share-       1996 Form 10-K; Registration
                                 holders for          Statement No. 2-88904
                                 fiscal 1997

(1) The rules of the Securities and Exchange Commission require that the aggregate dollar amount of the voting stock set forth above equal the amount of common shares outstanding, reduced by the amount of common shares held by executive officers, directors and shareholders owning in excess of 10% of the Company's common shares, multiplied by the last traded price on November 18, 1997. The information provided shall in no way be construed as an evaluation by the Company of the market price of such common stock, nor shall it be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company and any such inference is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

     STV Group, Inc. provides engineering and architectural consulting and design services on a variety of projects for the federal government, local, state and foreign governments and private industry. The Company is also pursuing and performing selected design/build projects. STV Group, Inc. consists of the following wholly-owned subsidiaries: STV Incorporated, STV Architects, Inc., STV Environmental, Inc., STV International, Inc., STV Surveying, Inc. and STV
Construction Services. STV and its subsidiaries are hereinafter collectively referred to as the "Company".

     The Company's projects frequently require the service of a firm with diverse capabilities. For example, a particular project may require electrical engineers, civil engineers, draftsmen and other professional personnel. Each of STV Group, Inc.'s subsidiaries customarily staffs a particular project with personnel from the respective firm's offices. Where appropriate, however, multifirm project teams are formed with qualified professionals drawn from the entire Company. Management believes that close cooperation among the STV Group, Inc. subsidiaries, under its management, assures proper control and support for all Company activities. As of September 30, 1997, the Company employed 924 people.

Services

         The principal areas in which the Company provides services and the approximate percentage of the Company's revenue attributable to each service area are set forth below:*

                                              Year Ended September 30,
                                               1997    1996    1995

Architectural Engineering                       24%     25%     27%
Civil, Highway, Bridge, Airport
 and Port Engineering                           24      33      35
Defense Systems Engineering                      4       4       5
Industrial Process Engineering                   2       1       2
Transportation Engineering                      39      35      29
Other Engineering Services and Design Build      7       2       2


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

         In November, 1996 the Company entered into an agreement with Bombardier Corporation to provide the design and installation of three maintenance facilities for new trainsets to be purchased by Amtrak for its Northeast Corridor fleet. The Company has entered into a joint venture with a major construction company in order to perform the services required by contract. The Company believes this arrangement greatly mitigates the risk on this contract; however, these contracts involve a higher degree of risk than other areas.

Customers

     The following table sets forth the percentage of contract revenues derived from each of the following customers for the periods indicated:

                                                    Year Ended September 30,
                                                   1997      1996       1995

U.S. Government Contracts....................       16%       14%        19%

State and Local Government Contracts.........       56        56         50

Foreign Government Contracts.................        1         2          2

Private Contracts............................       27        28         29

     In fiscal year 1997 the Company sold the International Region which accounted for 1.4% of total revenues in countries other than the United States and 4% in 1996 and 1995. See legal proceedings.

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

     Under certain circumstances, the government can suspend or debar individuals or firms from obtaining future contracts with the government. While the Company has not experienced such a suspension or debarment and considers the possibility of any suspension or debarment to be remote, any such suspension or debarment would have a materially adverse effect upon the Company.
                                      -4-

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

Accounts Receivable and Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

     Accounts receivable and costs and estimated profits of uncompleted contracts in excess of related billings represented 84% and 87% of total assets as of September 30, 1997 and 1996, respectively. Accounts receivable are comprised of billed receivables while costs and estimated profits of uncompleted contracts in excess of related billings are essentially unbilled receivables. Unbilled receivables represent payment obligations for which invoices have not or cannot be presented until a later period. The reasons for which invoices are not presented may include normal invoice preparation lag, lack of billable documents to be supplied by the client, and excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected. The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under any government contracts.

Backlog

     Backlog represents the value of existing contracts less the portion of such contracts included in revenues on the basis of percentage-of-completion. The Company's backlog for services as of September 30, 1997 and 1996 was approximately $110,000,000 and $130,000,000, respectively. The Company's backlog includes anticipated pass through cost such as reimbursement for travel, purchase of supplies and sub-contracts. Over the last three years, pass through costs, as a percent of total revenues, have been 23.1% in 1997, 24.2% in 1996, and 22.2% in 1995.

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

Personnel

         As of September 30, 1997, the Company had 924 employees, of whom 805 were engaged in engineering and architectural services, 86 were engaged in administration and 33 in marketing.

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

Executive Officers of the Registrant

                                           Position with STV Group, Inc. Business
    Name                        Age        Experience During the Past 5 Years
Michael Haratunian (1)          64         Chairman of the Board and Chief  Executive  Officer of
                                           STV Group, Inc.

Dominick M. Servedio (2)        57         Director,  President  and Chief  Operating  Officer of STV Group,
                                           Inc.  and  President  and Chief  Operating  Officer of
                                           STV Incorporated

W. A. Sanders II (3)            50         Senior Vice President of STV Incorporated

Peter W. Knipe (4)              48         Secretary/Treasurer of STV Group, Inc.

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

(4) Mr. Knipe joined the Company in 1979, was appointed Controller in 1983 and was elected Treasurer in 1987 and Secretary in 1993. In addition to his position with the Company, he serves as a director and officer of certain subsidiaries of the Company.

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

         For the policy year beginning March 4, 1997, the Company's professional liability arrangement provides for an annual aggregate $5,000,000 of coverage with a $350,000 deductible per occurrence on a claims-made basis. For policy years beginning March 4, 1993 and ending on March 3, 1997, the Company's professional liability insurance arrangement provided for an annual aggregate $5,000,000 of coverage with a $250,000 deductible per occurrence on a claims-made basis. For the policy year beginning March 4, 1992, the Company's professional liability insurance arrangement provided for an aggregate $5,000,000 of coverage. There was a $500,000 deductible and a requirement to indemnify the insurer for an additional aggregate $1,000,000. The Company had a similar arrangement for professional liability coverage for the period October 1, 1986, to March 3, 1992, providing an aggregate $5,000,000 of professional liability coverage. The Company has recognized the indemnity obligation by charges of $4,500,000 to operations in prior years and the posting of a $1,000,000 letter of credit. In addition to the professional liability coverage, the Company has general liability insurance in excess of $10,000,000 per occurrence and in the aggregate.

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

         The Company sold its International Region as of March 13, 1997. No material gain or loss is anticipated as a result of the sale, pending final settlement. However, the Company does have contingent contractual liability to complete those projects assigned to the purchaser, should the purchaser be unable to complete them.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The information contained under the caption "Common Stock Market Prices" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information contained under the caption "Financial Highlights for Fiscal Years Ended September 30," 1993 through 1997 in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

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

Fiscal Year 1997 Compared to Fiscal Year 1996

         Total revenues for the fiscal year ended September 30, 1997, increased .7 percent to $94,712,000. This is down from a 5.4 percent increase in fiscal
1996 and up from a .3 percent decrease in fiscal 1995. The increase in total revenues in fiscal 1997 was mostly due to a 2.2 percent increase in operating revenues mainly in the transportation area. Revenues from U.S. government contracts increased 15.1 percent in fiscal 1997 as compared to fiscal 1996 and decreased 21.5 percent as compared to fiscal 1995. This increase is attributable to the government's spending increases, particularly in transportation projects. Operating revenues (total revenues excluding pass-through costs) increased 2.2 percent to $72,832,000 compared to a 2.7 percent increase to $71,271,000 in fiscal 1996 and a 5.6 percent increase in fiscal 1995. We continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly, but there is continued demand for services in other areas of the U.S. government.

         Pass-through costs, expressed as a percentage of total revenue, decreased to 23.1 percent in fiscal 1997 compared to 24.2 percent in fiscal 1996 and increased from 22.2 percent in fiscal 1995. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

         Cost of services,  expressed as a percentage of operating revenues, was
88.4 percent in fiscal 1997, which is a decrease from the 89.2 percent in fiscal 1996, and 89.3 percent in fiscal 1995. This percentage decrease is due to operating revenues increasing at a higher rate than did cost of services as labor utilization increased. Costs increased from $63,557,000 in fiscal 1996 to $64,362,000 in fiscal 1997. This increase is due primarily to increases in office-related expenses for new and upgraded facilities.

         General and administrative expense, expressed as a percentage of operating revenues, increased to 7.3 percent in fiscal 1997 from 6.9 percent in 1996 and 7.1 percent in 1995. Total general and administrative costs increased
8.3 percent in fiscal 1997 from $4,912,000 in fiscal 1996 to $5,322,000. This increase is due to higher facility costs and labor related expenses.

         Interest expense,  expressed as a percentage of operating revenues, was
1.9 percent in fiscal 1997 and 2.1 percent in fiscal 1996, and 2.2 percent in fiscal 1995. This decrease is due to a lower average loan balance during the year and higher operating revenue.

         The Company had a pre-tax profit of $1,768,000. Income tax expense was 51 percent of pre-tax income compared to 54 percent in fiscal 1996 and 58 percent in fiscal 1995. The variance in the rate is due to reduction in non-deductible expenses as a percent of pre-tax income.

         In the fourth quarter, the Company had a pre-tax profit of $578,000 as compared to $483,000 in fiscal 1996 and $286,000 in fiscal 1995. The increase in pre-tax profit from fiscal 1996 is due primarily to a more efficient use of labor which resulted in higher operating revenue.

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

Fiscal Year 1995 Compared to Fiscal Year 1994

         Total revenues for the fiscal year ended September 30, 1995 decreased 0.3% to $89,232,000. This is down from a 2.4% increase in fiscal 1994 and a 15.3% increase in fiscal 1993. The reduction in total revenues in fiscal 1995 was the result of a 16.4% reduction in subcontract and procurement mainly in the transportation area. Revenues from U. S. Government contracts decreased 13% in fiscal 1995 as compared to fiscal 1994 and 15.8% as compared to fiscal 1993. This decrease is attributable to the Government's spending reduction, particularly in overseas infrastructure projects. Operating revenues (total revenues excluding pass-through costs) increased 5.6% to $69,397,000 compared to a 4.9% increase in fiscal 1994 and a 13.5% increase in fiscal 1993. While there was a reduction in the international region, we continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly but there is continued demand for services in other areas of the U. S. Government.

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

Liquidity, Capital Resources and Financing Agreements.

         Cash provided in operating activities was $1,734,000 in fiscal 1997 compared to cash provided in operating activities of $4,268,000 in fiscal 1996. This decrease was due mainly to decreases in accounts payable and other current liabilities, reduction in billings in excess of related costs, and an increase in prepaid income taxes. Working capital increased $585,000 to $9,306,000 in fiscal 1997 compared to a $501,000 increase in 1996 and a $1,036,000 increase in 1995. Investing activities increased to $831,000 for the continued purchase of computer hardware and software compared to $357,000 in 1996. Financing activities included a $780,000 net increase in short-term borrowing due to the previously mentioned decrease in billings in excess, accounts payable and increase in prepaid taxes.

         Capital resources available to the Company include an existing line of credit for working capital. The current line is a maximum of $16.5 million based on accounts receivable and work-in-progress, of which approximately $5,039,000 is currently available. An agreement is being negotiated whereby the line of credit may be reduced. The line of credit is also a demand note and requires the Company to maintain certain financial covenants. To date, the Company has maintained these covenants and believes that its working capital and existing or reduced line of credit are adequate to meet current fiscal year requirements. If the Company should fail to meet these covenants or should the bank demand payment on the note, there would be a material adverse financial impact. The Company is not aware of any reason for the bank to demand payment and does not expect that it would do so in the future although the bank has recently announced that they are being acquired. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of the independent auditors and consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended September 30, 1997, are included in Part IV, Item 14 of this Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Election of Directors" in the company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information contained under the caption "Security Ownership" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS.

         The information contained under the caption "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (A)  The following documents are filed as part of this report;

          (1)  Financial Statements:

               Report of Independent Auditors

               Consolidated Balance Sheets - September 30, 1997 and 1996

               Consolidated Statements of Income - Years ended September 30, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity - Years ended September 30, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows - Years ended September 30, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements - September 30, 1997

          (2)  Financial Statements schedules required by Item 8.

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (B)  Reports on Form 8-K.

          There were no reports on Form 8-K for the fiscal year ended September 30, 1997.

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

*******           10.29 Agreement  dated  August  29,  1991  relating  to U.  S.
                        Healthcare medical insurance.

*********         10.31 Employment Agreement of Dominick M. Servedio.

*********         10.32 Employment Agreement of Michael Haratunian.

**********        10.33 Amendment to the STV Group  Incorporated  Employee Stock
                        Ownership Plan

***********       10.34 Lease,  dated August 21, 1995,  and  Addendums  thereto, between the Company and Dame Enterprises, relating to the Company's executive and engineering offices in Douglassville, Pennsylvania.

***********       10.35 Agreement  effective July 1, 1996 with Corporate  Health
                        Insurance Company providing Group Health Insurance - Custom Plan.

***********       10.36 Agreement   effective   December  1,  1996  with  U.  S.
                        Healthcare providing medical insurance.

                  11    Statement Re:  Computation of Per Share Earnings.

                  13.1 "Common Stock Market Prices" from Company's Annual Report to Shareholders.

                  13.2 "Financial Highlights for Fiscal Years Ended September 30," 1993 through 1997 from Company's Annual Report to Shareholders.

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

***********       Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 1997                       STV GROUP, INCORPORATED
                                                       (Registrant)

                                               By:  /s/ Michael Haratunian
                                                 MICHAEL HARATUNIAN,
                                                 Chairman of the Board, Chief
                                                 Executive Officer and Director
                                                 (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                               CAPACITY                           DATE
/s/ Michael Haratunian                                  Chairman of the Board,             December 29, 1997
MICHAEL HARATUNIAN                                      Chief Executive Officer
                                                        and Director (Principal
                                                        Executive Officer)

/s/ Dominick M. Servedio                                President, Chief                   December 29, 1997
DOMINICK M. SERVEDIO                                    Operating Officer and
                                                        Director

/s/ Peter W. Knipe                                      Secretary/Treasurer                December 29, 1997
PETER W. KNIPE                                          (Principal Accounting
                                                        and Financial Officer)

/s/ Richard L. Holland                                  Director                           December 29, 1997
RICHARD L. HOLLAND

/s/ Harry Prystowsky                                    Director                           December 29, 1997
HARRY PRYSTOWSKY

/s/ Ray M. Monti                                        Director                           December 29, 1997
RAY M. MONTI

/s/ Maurice L. Meier                                    Director                           December 29, 1997
MAURICE L. MEIER

/s/ William J. Doyle                                    Director                           December 29, 1997
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

                         Report of Independent Auditors

Stockholders and Board of Directors
STV Group, Incorporated

We have audited the accompanying consolidated balance sheets of STV Group, Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STV Group, Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                    /s/ ERNST & YOUNG LLP

Harrisburg, Pennsylvania
November 13, 1997

Consolidated Balance Sheets
STV Group and Subsidiaries.

                                                               September 30
                                                          1997             1996
Assets
Current Assets:
Cash                                                   $1,153,000         $28,000
Accounts receivable                                    20,154,000      20,504,000
Costs and estimated profits of uncompleted
   contracts in excess of related billings             15,077,000      14,290,000
Deferred income taxes                                           0         180,000
Prepaid income taxes                                      503,000               0
Prepaid expenses and other current assets               1,223,000       1,577,000
                                                      -----------     -----------
   Total Current Assets                                38,110,000      36,579,000
Property and equipment, net                             1,339,000       1,314,000
Deferred income taxes                                   1,660,000       1,369,000
Other assets                                              716,000         733,000
                                                      -----------     -----------


    Total Assets                                      $41,825,000     $39,995,000

Liabilities and Stockholders' Equity
Current Liabilities:
Note payable                                          $10,228,000      $9,448,000
Current maturity of long-term debt                        632,000       1,000,000
Accounts  payable                                       5,707,000       5,603,000
Billings on uncompleted contracts in
   excess of related costs and estimated profits        4,386,000       4,318,000
Accrued payroll and related expenses                    5,547,000       5,775,000
Accrued  expenses                                       1,608,000       1,522,000
Deferred income taxes                                     696,000               0
Income tax payable                                              0         192,000
                                                      -----------     -----------
    Total  Current  Liabilities                        28,804,000      27,858,000
Long-Term Debt                                          1,819,000       1,795,000
                                                      -----------     -----------
    Total Liabilities                                  30,623,000      29,653,000
Commitments and contingencies
Stockholders' Equity:
Preferred stock, authorized 2,000,000 shares,
   no par, no shares issued or outstanding                      0               0
Convertible preferred stock, cumulative,
   par $1, authorized 2,000,000 shares,
   issuable in series, $1.50 series,
   no shares issued or outstanding                              0               0
Common stock, par $1, authorized 6,000,000 shares       1,921,000       1,921,000
Capital in excess of par                                3,003,000       3,003,000
Retained earnings                                       6,674,000       5,814,000
                                                      -----------     -----------
                                                       11,598,000      10,738,000
Less: Treasury stock                                      271,000         271,000
      Loans receivable from officers                      125,000         125,000
                                                      -----------     -----------
    Total Stockholders' Equity                         11,202,000      10,342,000

     Total Liabilities and Stockholders' Equity       $41,825,000     $39,995,000

See notes to consolidated financial statements.

Consolidated Statements of Income
STV Group and Subsidiaries.

                                         For the Fiscal Year Ended September 30
                                          1997            1996            1995
Total revenues                        $94,712,000     $94,073,000     $89,232,000
Subcontract and procurement costs      21,880,000      22,802,000      19,835,000
                                      -----------     -----------     -----------
Operating revenue                     $72,832,000     $71,271,000     $69,397,000

Costs and expenses:
    Costs of services                 $64,362,000     $63,557,000     $61,942,000
    General and administrative          5,322,000       4,912,000       4,952,000
    Interest                            1,380,000       1,501,000       1,554,000
                                      -----------     -----------     -----------
                                      $71,064,000     $69,970,000     $68,448,000

Income before income taxes             $1,768,000      $1,301,000        $949,000
Income tax expense                        908,000         706,000         555,000
                                      -----------     -----------     -----------
Net income                               $860,000        $595,000        $394,000

Earnings per common share                    $.45            $.32            $.22

See notes to consolidated financial statements.


Consolidated Statements of Stockholders' Equity
STV Group and Subsidiaries.

                                   Common Stock                                               Treasury Stock
                                                          Capital in
                              Number                       excess of      Retained         Number
                            of shares        Amount          par          earnings        of shares       Amount
Balance
September 30, 1994           1,842,972     $1,843,000     $2,681,000     $4,825,000         99,726       $271,000

Net income for the year                                                     394,000

Issuance of stock               78,000         78,000        322,000

Balance
September 30, 1995           1,920,972     $1,921,000     $3,003,000     $5,219,000         99,726       $271,000

Net income for the year                                                     595,000

Balance
September 30, 1996           1,920,972     $1,921,000     $3,003,000     $5,814,000         99,726       $271,000

Net income for the year                                                     860,000

Balance
September 30, 1997           1,920,972     $1,921,000     $3,003,000     $6,674,000         99,726       $271,000

See notes to consolidated financial statements.

Consolidated Statements  of  Cash Flows
STV Group and Subsidiaries.

                                                                      For the Fiscal Year Ended September 30
                                                                    1997              1996             1995
Operating Activities
   Net income                                                     $860,000          $595,000          $394,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities
       Depreciation                                                795,000           997,000         1,015,000
        Deferred income taxes                                      585,000          (358,000)         (165,000)
            Stock contribution to Employee
          Stock Ownership Program (ESOP)                                --                --           400,000

     Changes in operating assets and
       liabilities
          Accounts receivable                                      350,000         1,254,000         2,655,000
          Costs and estimated profits of
             uncompleted contracts in excess
             of related billings and other current assets         (487,000)       (1,003,000)           (1,000)
          Accounts payable and other current liabilities           204,000         1,131,000        (2,533,000)
          Billings on uncompleted contracts in excess
             of related costs and estimated profits                 68,000           974,000          (456,000
          Current income taxes                                    (641,000)          678,000          (200,000)
                                                              ------------      ------------      ------------
         Net cash provided by
              operating activities                              $1,734,000        $4,268,000        $1,109,000

Investing Activities
   Purchase of property and equipment                            $(724,000)        $(338,000)        $(727,000)
   Purchase of software                                           (107,000)          (19,000)         (224,000)
   (Increase) decrease in other assets                              28,000           (40,000)            9,000
   Loans receivable from officers                                       --          (125,000)               --
                                                              ------------      ------------      ------------
       Net cash used in investing
             activities                                          $(803,000)        $(522,000)        $(942,000)

Financing Activities
   Proceeds from line of credit and
     long term borrowings                                      $92,435,000       $85,797,000       $84,412,000
   Principal payments on line of credit and
     long term borrowings                                      (92,241,000)      (90,183,000)      (84,551,000)
                                                              ------------      ------------      ------------
       Net cash provided by (used in)
            financing activities                                  $194,000       $(4,386,000)        $(139,000)

       Increase (decrease) in cash                               1,125,000          (640,000)           28,000

Cash at beginning of year                                           28,000           668,000           640,000

Cash at end of year                                             $1,153,000           $28,000          $668,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in U.S. treasury bills, trade payables, and debt instruments. The book value of cash and cash equivalents, trade receivables, U.S. treasury bills, and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt approximates fair value. The fair value of the deferred compensation plan liability is estimated to be $928,000.

Depreciation

Depreciation is primarily on the straight-line method over the estimated useful lives of the assets. Depreciation of assets recorded under capital leases is included in depreciation expense. For income tax purposes, accelerated depreciation methods are used by certain subsidiaries and deferred income taxes are provided, when applicable.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in the first quarter of fiscal year 1997, and the effect of adoption was immaterial.

SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995, provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company continues to follow APB 25 with respect to its Stock Option Plan, and disclosures as required by SFAS 123 are included in Note 8 to the financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new standard, the dilutive effect of stock options will be excluded from basic earnings per share. If earnings per share had been calculated under the new requirement, the effect would not have been material to the periods presented.

2. Costs and Estimated Profits of Uncompleted
Contracts in Excess of Related Billings

Costs and estimated profits of uncompleted contracts at September 30, 1997, and 1996, respectively, are as follows:

                                      1997            1996
Costs and estimated earnings
   on uncompleted contracts      $320,461,000     $328,090,000
Less billings to date             309,770,000      318,118,000
                                 ------------     ------------
                                  $10,691,000       $9,972,000


Costs and estimated profits of uncompleted contracts are included in the accompanying balance sheet under the following captions:


                                         1997             1996
Costs and estimated profits of
   uncompleted contracts
   in excess of related billings      $15,077,000     $14,290,000

Billings on uncompleted
   contracts in excess of related
   costs and estimated profits          4,386,000       4,318,000
                                      -----------     -----------
                                      $10,691,000      $9,972,000


Included in accounts receivable are retainages related to uncompleted contracts in the amount of $5,087,000 in 1997 and $3,161,000 in 1996. The collection of retainages generally coincides with final project acceptance.

3.  Property and Equipment

Property and equipment, at cost, are as follows:

                           1997            1996

Land                      $54,000         $54,000

Equipment               3,408,000       5,895,000

Leased equipment          804,000         930,000

Furniture and
fixtures                1,236,000       2,673,000

Leased furniture
and fixtures              220,000         233,000

Leasehold
improvements            1,744,000       2,516,000
                      -----------     -----------
                       $7,466,000     $12,301,000
Less: Accumulated
depreciation and
amortization            6,127,000      10,987,000
                      -----------     -----------
                       $1,339,000      $1,314,000


4.  Note Payable

The note payable on demand with the Company's bank is with interest at 1-1/2 percent above the prime rate (10 percent at September 30, 1997) and is secured by substantially all assets. The weighted average interest rate was 9.9 percent in both fiscal 1997 and 1996. The bank also provides letters of credit which incur a charge of 2-1/2 percent of the face value. Currently, $1,232,000 letters of credit are outstanding. The face value of the letters of credit and note payable cannot exceed a maximum of $16,500,000 based on accounts receivable and contracts in progress balances.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996, are as follows:

                                   1997           1996
Deferred tax assets:
  Vacation accruals              $607,000       $574,000
  Depreciation                     98,000         88,000
  Deferred compensation           789,000        662,000
  Litigation                      387,000        284,000
  International asset sale        107,000              0
  Postemployment benefits          12,000         18,000
  Postretirement
    medical benefits              374,000        314,000
                               ----------     ----------
    Total deferred
     tax assets                $2,374,000     $1,940,000
Deferred tax liabilities:
  Retainage                     1,410,000        391,000
                               ----------     ----------
    Total deferred tax
     liabilities               $1,410,000       $391,000

    Net deferred
     tax assets                  $964,000     $1,549,000

Significant components of the provision (benefit) for income taxes are as follows:


                        1997            1996            1995
Current:
Federal               $208,000        $734,000         $520,000
State                   86,000         330,000          200,000
                   -----------     -----------      -----------

Total current         $294,000      $1,064,000         $720,000

Deferred:
Federal               $427,000       $(239,000)       $(100,000)
State                  187,000        (119,000)         (65,000)
                   -----------     -----------      -----------

Total deferred        $614,000       $(358,000)       $(165,000)
Income tax
expense               $908,000        $706,000         $555,000


A reconciliation of federal income taxes at the statutory rate to the Company's income tax provision follows:

                          1997      1996      1995

Federal income
tax rate                  34.0%     34.0%     34.0%

Non-deductible
expenses and other         7.0       9.2      14.6

State taxes, net of
federal tax effect        10.0      10.8       9.4
                          ----      ----      ----

                          51.0%     54.0%     58.0%


The Company made income tax payments of $971,000, $488,000, and $1,014,000 in 1997, 1996, and 1995, respectively. The Company received income tax refunds of $7,000 in 1997, $51,000 in 1996, and $92,000 in 1995.

6.  Earnings per Common Share

Earnings per common share is based on the weighted-average number of shares outstanding during the periods presented after giving effect to the potential dilutive effect, if any, of the exercise of stock options. Earnings per common share are based upon 1,901,000 shares in 1997, 1,873,000 shares in 1996, and 1,832,000 shares in 1995.

7.  Commitments and Contingencies

For the policy year beginning March 4, 1997, the Company's professional liability arrangement provides for an annual aggregate $5,000,000 of coverage with a $350,000 deductible per occurrence on a claims-made basis. For policy years beginning March 4, 1993, and ending on March 3, 1997, the Company's professional liability insurance arrangement provided for an annual aggregate $5,000,000 of coverage with a $250,000 deductible per occurrence on a claims-made basis. For the policy year beginning March 4, 1992, the Company's professional liability insurance arrangement provided for an aggregate $5,000,000 of coverage. There was a $500,000 deductible and a requirement to indemnify the insurer for an additional aggregate $1,000,000. The Company had a similar arrangement for professional liability coverage for the period October 1, 1986, to March 3, 1992, providing an aggregate $5,000,000 of professional liability coverage. The Company has recognized the indemnity obligation by charges of $4,500,000 to operations in prior years and the posting of a $1,000,000 letter of credit. In addition to the professional liability coverage, the Company has general liability insurance in excess of $10,000,000 per occurrence and in the aggregate.

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

The Company sold its International Region as of March 13, 1997. No material gain or loss is anticipated as a result of the sale, pending final settlement. However, the Company does have contingent contractual liability to complete those projects assigned to the purchaser, should the purchaser be unable to complete them.

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

                        Capital Leases  Operating Leases

       1998               $   228,000      $3,719,000
       1999               $        --      $3,437,000
       2000               $        --      $2,911,000
       2001               $        --      $2,625,000
       2002               $        --      $2,095,000
       Thereafter         $        --     $11,016,000

Total  minimum
lease payments               $228,000     $25,803,000

Less amount
representing interest         $10,000

Present value of
net minimum
lease payments               $218,000

Rental expense under operating leases amounted to $3,783,000, $2,892,000, and $2,705,000 in 1997, 1996, and 1995, respectively.

8.  Stock Plans

On October 1, 1981,  the Company  initiated  an Employee  Stock  Ownership  Plan
(ESOP) which covers substantially all of its employees. Contributions to the plan are based on a percentage of eligible salaries. The total retirement expense for the years 1997, 1996, and 1995 was $1,087,000, $1,002,000, and
$989,000, respectively. The liability is funded through either the issuance of shares of Company stock (at fair market value on date of issuance) or a cash payment for future stock purchases. The Company will fund the 1997 contribution with cash payments throughout 1997 and 1998. At September 30, 1997, 1,288,000 shares of Company stock are held by the ESOP and are included in the earnings per share computation.

The Company's 1985 Stock Option Plan, for grants of options to officers and key employees, required that option prices be at least equal to the fair market value of the common stock at the date of grant. No additional grants are available under this plan. A new Stock Option Plan was approved in fiscal 1997. Options are exercisable one year from the date of grant and expire 10 years from the date of grant.

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per common share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997: risk-free interest rates of 6 percent, dividend yield of 0 percent, expected volatility of the market price of the Company's common stock of 18 percent, and a weighted -average expected life of the option of 10 years. There were no options granted in 1996.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:
                                       1997
Pro forma net income             $  774,000
Pro forma earnings per share     $      .41

Outstanding options to purchase shares of common stock have been granted to officers and employees at prices ranging from $4.13 to $8.00 per share.

The weighted-average remaining contractual life of those options is 7.14 years. A summary of the option transactions is as follows:

                                 Year ended September 30
                               1997        1996         1995
Options outstanding,
   beginning of period       190,000      190,000      155,000
Granted                       55,000           --       80,000
Exercised                         --           --           --
Canceled                          --           --      (45,000)
Options outstanding,
   end of period             245,000      190,000      190,000
Options exercisable          190,000      190,000      110,000
Shares available for
   future option grants      445,000      500,000      500,000

The weighted average fair value of options granted during fiscal 1997 was $3.81 per share. The weighted average exercise price of options outstanding at September 30, 1997, was $5.30, while the weighted average exercise price of exercisable options at September 30, 1997, was $4.52.

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

The  following  table  presents  the  plan's  status   reconciled  with  amounts
recognized in the Company's balance sheet:

                                           1997             1996
Accumulated postretirement benefit obligation:
  Retirees                              $(521,000)       $(305,000)
  Fully eligible active
  plan participants                      (536,000)        (489,000)
  Other active
  plan participants                      (351,000)        (375,000)
                                      -----------      -----------
Accumulated
  postretirement
  benefit obligation                  $(1,408,000)     $(1,169,000)
Unrecognized
  net gain                               (448,000)        (536,000)
Unrecognized prior
  service costs                            82,000                0
Unrecognized
  transition obligation                   895,000          951,000
                                      -----------      -----------
Accrued postretirement
  benefit cost                          $(879,000)       $(754,000)

Net periodic postretirement benefit costs include the following components:

                                1997           1996            1995
Service cost                   $36,000        $43,000        $67,000
Interest cost                  101,000        119,000        185,000
Amortization of
   transition obligation
   over 20 years                56,000         84,000        124,000
Unrecognized
   (gain) loss                  (3,000)       (49,000)            --
                             ---------      ---------      ---------
Net periodic
   postretirement
   benefit cost               $190,000       $197,000       $376,000

Effective December 1,1995, STV switched from an indemnity to a combination indemnity and managed care program. The cost assumptions associated with a managed care plan are less than with an indemnity program. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 11 percent for 1997 (11.5 percent in 1996, 12 percent in 1995) and is assumed to decrease gradually to 6 percent in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 1997, by $153,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997, 1996 and 1995 by $16,000, $20,000 and $34,000 respectively.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 7.75 percent at September 30, 1997 and 1996.

10.  Major Customers

The percentage of total revenues derived from contracts with the United States government for fiscal years 1997, 1996 and 1995 were 16 percent, 14 percent, and 19 percent, respectively.

11.  Long-Term Debt

Long-term debt consists of the following:
                                                          1997            1996
Capital leases with various  maturities  through
September 1998,  rates ranging from 8 percent to
11 percent, and monthly installments ranging
from $974 to $15,897                                    $218,000       $727,000

Deferred compensation liability payable in fixed
monthly installments of $12,000 through September
2006 with interest imputed at 16 percent                 659,000        689,000

Executive  deferred  compensation  liability for
certain  executives with annual interest at 1
percent above prime rate as of November 1 payable
upon the termination of employment or approval of
the Board of Directors                                   634,000        558,000

Supplemental executive retirement agreements for
two current executives payable in monthly
installments upon retirement with interest
imputed at 7 percent. (1)                                562,000        360,000

Other                                                    378,000        461,000
                                                      ----------     ----------
                                                       2,451,000      2,795,000
Less:  Current portion                                   632,000      1,000,000
                                                      ----------     ----------

                                                      $1,819,000     $1,795,000

(1) These agreements for two current executives provide for future cash payments of $141,000 and $261,000 annually, based on salary at retirement commencing September 2003 and September 2005, respectively. If maximum Company performance goals are achieved, these amounts would be increased 20 percent starting in September 2003, or at a prorated rate based on the levels of performance achieved.

Interest paid during 1997,  1996, and 1995 amounted to  $1,310,000,  $1,472,000, and $1,517,000, respectively.

Annual maturities of long-term debt are as follows:

       Year ending September 30

1998                 $    632,000
1999                 $     42,000
2000                 $     49,000
2001                 $     57,000
2002                 $     67,000
Thereafter           $  1,604,000

12.  Quarterly Results (unaudited)
         (All dollar amounts omit 000 except per share data.)

                                        Quarter                             Year
                      First       Second        Third        Fourth
Revenue from services:
         1997      $  22,736    $  22,311      $ 24,637      $  25,028    $  94,712
         1996      $  22,983    $  23,502      $ 24,949      $  22,639    $  94,073

Operating revenue:
         1997      $  18,123    $  18,181      $ 18,113      $  18,415    $  72,832
         1996      $  18,004    $  17,788      $ 17,982      $  17,497    $  71,271

Gross profit:
         1997      $   1,918    $   2,092      $  2,138      $   2,322    $   8,470
         1996      $   1,883    $   1,781      $  1,979      $   2,071    $   7,714

Net income:
         1997      $     158    $     183      $    228      $     291    $     860
         1996      $     103    $      71      $    159      $     262    $     595

Earnings per share:
         1997      $     .08    $     .10      $    .12      $     .15    $     .45
         1996      $     .06    $     .04      $    .08      $     .14    $     .32

In the fourth quarter of 1996, STV revised its estimate of certain expenses. The impact of these adjustments on fourth quarter earnings was an increase of $.05 per share.

                                    EXHIBITS





                                      Index

Exhibit 10.10 - Officers' and Directors' Liability Policy

Exhibit 11 - Statement Re: Computation of Per Share Earnings

Exhibit 13.1 - "Common Stock Market Prices" from Company's Annual Report to Shareholders

Exhibit 13.2 - "Financial Highlights for Fiscal Years Ended September
               30,"  1993  through  1997  from   Company's   Annual   Report  to
               Shareholders.

Exhibit 21.1 - Subsidiaries of the Company from Company's Annual Report to Shareholders