Form 10-Q
period 1997-12-31
STV GROUP INC
filed 1998-02-11
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1997                   COMMISSION FILE NO. 0-3415

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


As of December 31, 1997, there were 1,821,246 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES X      NO

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    UNAUDITED

                                                                  December 31, 1997   September 30, 1997
ASSETS
Current Assets
  Cash                                                                    $871,000          $1,153,000
  Accounts Receivable                                                   20,338,000          20,154,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                              12,428,000          15,077,000
  Prepaid Income Taxes                                                     503,000             503,000
  Other Current Assets                                                     769,000           1,223,000
                                                                           -------           ---------

  Total Current Assets                                                  34,909,000          38,110,000

Property and Equipment                                                   7,535,000           7,466,000

  Less Accumulated Depreciation                                          6,284,000           6,127,000
                                                                         ---------           ---------

    Net Property and Equipment                                           1,251,000           1,339,000

Deferred Income Taxes                                                    1,660,000           1,660,000

Other Assets                                                               650,000             716,000
                                                                           -------             -------

      TOTAL                                                            $38,470,000         $41,825,000
                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                          $8,804,000         $16,567,000
    Accrued Wages and Expenses                                           7,700,000           7,851,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                      8,450,000           4,386,000
                                                                         ---------           ---------

      Total Current Liabilities                                         24,954,000          28,804,000

  Long-Term Debt                                                         1,902,000           1,819,000

  Stockholders' Equity
    Preferred Stock                                                              0                   0
    Common Stock                                                         1,921,000           1,921,000
    Capital Surplus                                                      3,003,000           3,003,000
    Retained Earnings                                                    7,086,000           6,674,000
                                                                         ---------           ---------

      Total                                                             12,010,000          11,598,000
        Less:  Treasury Stock                                              271,000             271,000
                  Loans Receivable from Officers                           125,000             125,000
                                                                           -------             -------

      Total Stockholders' Equity                                        11,614,000          11,202,000

      TOTAL                                                            $38,470,000         $41,825,000
                                                                       ===========         ===========

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                    THREE MONTHS ENDED
                                                                       December 31
                                                                  1997            1996

Operating Activities
  Net Income                                                     $412,000        $158,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                               185,000         218,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                        (184,000)        (86,000)
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                 3,103,000      (1,039,000)
      Accounts Payable and accrued expenses                      (843,000)     (1,816,000)
      Billing in excess of related costs                        4,064,000         448,000
      Current Income Taxes                                        371,000          89,000
                                                                  -------          ------
Net Cash provided by operating activities                      $7,108,000     ($2,028,000)

Investing Activities
  Purchase of Property and Equipment                              (69,000)       (255,000)
  Purchase of Software                                             (7,000)         (3,000)
  Decrease (Increase) in other assets                              45,000          17,000
                                                                   ------          ------
    Net Cash provided (used) by investing activities             ($31,000)      ($241,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                 24,125,000      24,260,000
  Principal payments on line of credit and long
    term borrowings                                           (31,484,000)    (22,103,000)
                                                              -----------     -----------
    Net Cash (used) provided by financing
      activities                                              ($7,359,000)     $2,157,000

  Increase (decrease) in cash and equivalents                    (282,000)       (112,000)
  Cash and equivalents at beginning of year                     1,153,000          28,000
                                                                ---------          ------
    Cash and equivalents at end of period                        $871,000        ($84,000)
                                                                 ========        ========


                        STV GROUP, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                            THREE MONTHS ENDED
                                                               December 31
                                                        1997               1996

Revenue

  Total Revenue                                       $24,135,000       $22,736,000
    Less Subcontract and Procurement Costs              4,977,000         4,613,000
                                                        ---------         ---------

  Operating Revenue                                   $19,158,000       $18,123,000

Costs and Expenses

  Costs of Services and Sales                          16,575,000        16,205,000
  General and Administrative                            1,530,000         1,249,000
  Interest                                                259,000           327,000
                                                          -------           -------

Total Costs and Expenses                               18,364,000        17,781,000

Income Before Income Taxes                                794,000           342,000

Income Taxes                                              382,000           184,000
                                                          -------           -------

Net Income                                               $412,000          $158,000
                                                         ========          ========

Net Income per share:                                       $0.22             $0.08

Weighted Average Number
  of Shares Outstanding                                 1,905,744         1,898,705


               Notes to Consolidated Condensed Financial Statement

                                December 31, 1997

1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

It should be understood that the foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1998 due in part to increased reliance on estimates at interim dates.

2 - EARNINGS PER SHARE

SFAS No. 128, "Earnings per Share," has been adopted by the Company. SFAS 128 replaces primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

                                                  THREE MONTHS ENDED
                                    December 31, 1997            December 31, 1996
                                    -----------------            -----------------

Basic earnings per share                     $0.23                       $0.09
Shares outstanding                       1,821,246                   1,821,246

Diluted earnings per share                   $0.22                       $0.08
Shares outstanding                       1,905,744                   1,898,705


Item 2.  Management Discussion and Analysis of the Results of Operation

Total  revenues for the quarter ended December 31, 1997 (first quarter of fiscal
1998) increased 6.2% as compared to the first quarter of fiscal 1997 and decreased 3.6% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the first quarter of fiscal 1998 increased 5.7% as compared to the first quarter of fiscal 1997 and increased 4.0% as compared to the previous quarter. The increase in operating revenues reflects an increase in the demand for the firm's work, particularly in the transportation area.

Pass-through costs, expressed as a percentage of total revenues increased to 20.6% as compared to 20.3% in the first quarter of fiscal 1997 and decreased from 26.4% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 86.6% as compared to 89.5% for the first quarter of fiscal 1997 and 87.4% in the fourth quarter of fiscal 1997. The decreases in the percentage for both quarters is primarily due to operating revenues increasing at a greater pace than did cost of services.

General and administrative expense, expressed as a percentage of operating revenues, increased to 8.0% in the first quarter of fiscal 1998 from 6.9% in the first quarter of fiscal 1997 and 7.6% in the previous quarter. This increase was due mainly to an increase in labor related expenses.

Interest, expressed as a percentage of operating revenues, decreased to 1.4% for the first quarter of fiscal 1998 from 1.8% of the first quarter of fiscal 1997 and 1.9% from the previous quarter. The decreases in the percentage for both quarters is due to lower borrowings as a result of an improvement in cash receipts.

Income tax expense for the first quarter of fiscal 1998 was 48.1% of pre-tax income compared to 53.8% in the first quarter of fiscal 1997 and 49.7% in the fourth quarter of 1997. The decrease is due to lower non-deductible expenses as a percentage of a higher first and fourth quarter pre-tax income.

Earnings per common share calculated using the Treasury Stock Method for the first quarter of fiscal 1998 were 22 cents based on 1,905,744 shares outstanding which increased from 8 cents for the first quarter of fiscal 1997 based on 1,898,705 shares outstanding.

Financial Condition

Working capital increased to $9,955,000 from $9,306,000 in the previous quarter. Capital resources available to the Company included an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $9.1 million is currently available. The Company is in final discussions with its lender and anticipates a reduction of $1.0 million in its line of credit and a reduction in its interest rate of 1/2 percent to 1 percent above the prime rate. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment as well as a new project management and accounting system.

The Company's backlog is approximately $120 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
   (Registrant)




  February 11, 1998                       By:  /s/ Michael Haratunian
---------------------                          ----------------------
         Date                                  Michael Haratunian
                                               Chairman, Chief Executive Officer






  February 11, 1998                       By:  /s/ Peter W. Knipe
---------------------                          ----------------------
         Date                                  Peter W. Knipe
                                               Secretary/Treasurer