Form 10-Q
period 1998-03-31
STV GROUP INC
filed 1998-05-15
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998                      COMMISSION FILE NO. 0-3415

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


As of March 31, 1998, there were 1,869,308 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES X     NO

                               TABLE OF CONTENTS

                                                                           Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS....................1

Part I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements.....................................2

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operation.......................6

Part II:  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................7

          Item 2.   Changes in Securities....................................7

          Item 3.   Defaults Upon Senior Securities..........................8

          Item 4.   Submission of Matters to a Vote of Security Holders......8

          Item 5.   Other Information........................................8

          Item 6.   Exhibits and Reports on Form 8-K.........................8

SIGNATURES          .........................................................9



            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements regarding the Company's ability to meet its liquidity needs and control costs, certain statements in Notes to Condensed Consolidated Financial Statements, and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

1. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth.

2. The Company's continued ability to operate in a heavily regulated government environment. The Company's government contracts are subject to termination, reduction or modification as a result of changes in the government's requirements or budgetary restrictions. In addition, government contracts are subject to termination at the conveniences of the government. Under certain circumstances, the government can also suspend or debar individuals or firms from obtaining future contracts with the government.

3. The level of competition in the Company's industry, including companies with significantly larger operations and resources than the Company.

4. The Company's ability to identify and win suitable projects and to consummate or complete any such projects.

5. The Company's ability to perform design/build projects which may include the responsibility of ensuring the actual construction of a project for a guaranteed price.

These and other factors have been discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    UNAUDITED

                                                                     March 31, 1998     September 30, 1997

ASSETS
Current Assets
  Cash                                                                 $1,641,000          $1,153,000
  Accounts Receivable                                                  21,190,000          20,154,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                             14,397,000          15,077,000
  Prepaid Income Taxes                                                    503,000             503,000
  Other Current Assets                                                    618,000           1,223,000
                                                                          -------           ---------

  Total Current Assets                                                 38,349,000          38,110,000

Property and Equipment                                                  7,513,000           7,466,000

  Less Accumulated Depreciation                                         6,390,000           6,127,000
                                                                        ---------           ---------

    Net Property and Equipment                                          1,123,000           1,339,000

Deferred Income Taxes                                                   1,660,000           1,660,000

Other Assets                                                              586,000             716,000
                                                                          -------             -------

      TOTAL                                                           $41,718,000         $41,825,000
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                         $8,913,000         $16,567,000
    Accrued Wages and Expenses                                          9,798,000           7,851,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                     8,919,000           4,386,000
                                                                        ---------           ---------

      Total Current Liabilities                                        27,630,000          28,804,000

  Long-Term Debt                                                        1,967,000           1,819,000

  Stockholders' Equity
    Preferred Stock                                                             0                   0
    Common Stock                                                        1,989,000           1,921,000
    Capital Surplus                                                     3,227,000           3,003,000
    Retained Earnings                                                   7,581,000           6,674,000
                                                                        ---------           ---------

      Total                                                            12,797,000          11,598,000
        Less:  Treasury Stock                                             676,000             271,000
                  Loans Receivable from Officers                                0             125,000
                                                                        ---------             -------

      Total Stockholders' Equity                                       12,121,000          11,202,000

      TOTAL                                                           $41,718,000         $41,825,000
                                                                      ===========         ===========

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                    SIX MONTHS ENDED
                                                                         March
                                                                  1998            1997

Operating Activities
  Net Income                                                    $907,000        $341,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                              363,000         452,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                     (1,036,000)      2,234,000
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses                1,284,000      (1,369,000)
      Accounts Payable and accrued expenses                    1,581,000        (513,000)
      Billing in excess of related costs                       4,533,000        (173,000)
      Current Income Taxes                                       796,000        (274,000)
                                                                 -------        --------
Net Cash provided by operating activities                     $8,428,000        $698,000

Investing Activities
  Purchase of Property and Equipment                             (97,000)       (468,000)
  Purchase of Software                                           (10,000)        (23,000)
  Decrease (Increase) in other assets                             59,000        (230,000)
                                                                  ------        --------
    Net Cash provided (used) by investing activities            ($48,000)      ($721,000)

Financing Activities
  Proceeds from issuance of common stock                          46,000               0
  Proceeds from line of credit and long term
    borrowings                                                48,700,000      46,760,000
  Principal payments on line of credit and long
    term borrowings                                          (56,638,000)    (46,310,000)
                                                             -----------     -----------
    Net Cash (used) provided by financing
      activities                                             ($7,892,000)       $450,000

  Increase (decrease) in cash and equivalents                    488,000         427,000
  Cash and equivalents at beginning of year                    1,153,000          28,000
                                                               ---------          ------
    Cash and equivalents at end of period                     $1,641,000        $455,000
                                                              ==========        ========

                        STV GROUP, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 March 31                      March 31
                                                         1998            1997             1998            1997

Revenue

  Total Revenue                                      $25,997,000     $22,311,000       $50,132,000     $45,047,000
    Less Subcontract and Procurement Costs             6,201,000       4,130,000        11,178,000       8,743,000
                                                       ---------       ---------        ----------       ---------

  Operating Revenue                                  $19,796,000     $18,181,000       $38,954,000     $36,304,000

Costs and Expenses

  Costs of Services and Sales                         17,214,000      16,089,000        33,789,000      32,294,000
  General and Administrative                           1,492,000       1,350,000         3,022,000       2,599,000
  Interest                                               100,000         358,000           359,000         685,000
                                                         -------         -------           -------         -------

Total Costs and Expenses                              18,806,000      17,797,000        37,170,000      35,578,000

Income Before Income Taxes                               990,000         384,000         1,784,000         726,000

Income Taxes                                             495,000         201,000           877,000         385,000
                                                         -------         -------           -------         -------

Net Income                                              $495,000        $183,000          $907,000        $341,000
                                                        ========        ========          ========        ========

Net Income per share:                                      $0.25           $0.10             $0.47           $0.18

Weighted Average Number
  of Shares Outstanding                                1,958,444       1,902,851         1,932,094       1,900,778


     Note: A 2-for-1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. This split is not reflected in the above net income per share and weighted average number of shares outstanding calculations.

               Notes to Consolidated Condensed Financial Statement

                                 March 31, 1998

1.    BASIS OF PRESENTATION

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

2.    EARNINGS PER SHARE

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


                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                 March 31, 1998        March 31, 1997         March 31, 1998        March 31, 1997
                                 --------------        --------------         --------------        --------------

Basic earnings per share                $0.27                 $0.10                  $0.48                $0.19
Shares outstanding                  1,829,304             1,821,246              1,869,308            1,821,246

Diluted earnings per share              $0.25                 $0.10                  $0.47                $0.18
Shares outstanding                  1,958,444             1,902,851              1,932,094            1,900,778


3.    TREASURY STOCK TRANSACTION.

On March 17, 1998, the Company exchanged common stock shares into treasury stock from certain Company officers, sufficient to pay off a $125,000 five year term loan receivable from officers with interest, which had been secured by a stock pledge agreement. This transaction was recorded as a treasury stock acquisition and thus a reduction to stockholder's equity.

4.    SUBSEQUENT EVENT.

A 2-for-1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. This split is not reflected in the above basic earnings per share and weighted average number of shares outstanding.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total  revenues for the quarter  ended March 31, 1998 (second  quarter of fiscal
1998) increased 16.5% as compared to the second quarter of fiscal 1997 and increased 7.7% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the second quarter of fiscal 1998 increased 8.9% as compared to the second quarter of fiscal 1997 and increased 3.3% as compared to the previous quarter. The increase in operating revenues reflects an increase in the services provided for transportation infrastructure engineering.

Pass through costs, expressed as a percentage of total revenues, increased to 23.9% compared to 18.5% in the second quarter of fiscal 1997 and 20.6% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, decreased to 87.0% for the second quarter of fiscal 1998 from 88.6% for the second quarter of fiscal 1997 and increased from 86.6% for the first quarter of fiscal 1998. The decreases in the percentage from the second quarter of fiscal 1997 is primarily due to the increase in operating revenues noted above. The increase in the percentage from the previous quarter is primarily due to costs associated with the new project management system.

General and administrative expense, expressed as a percentage of operating revenue, increased slightly to 7.5% in the second quarter of fiscal 1998 from 7.4% in the second quarter of fiscal 1997 and decreased from the 8.0% in the previous quarter. The decrease in the percentage is primarily due to the increase in operating revenues.

Interest, expressed as a percentage of operating revenues, decreased to .5% in the second quarter of fiscal 1998 compared to 2.0% in the second quarter of fiscal 1997 and 1.4% in the previous quarter. The decrease is due to lower borrowings as a result of continued improvement in cash receipts.

Income tax expense for the second quarter of fiscal 1998 was 50.0% of pre-tax income compared to 48.1% in the first quarter of fiscal 1998 and 52.3% of pre-tax income for the same period last year. The increase from the first quarter is due to higher non-deductible expenses and the decrease from last year is due to non-deductible expenses being lower as a percentage of a higher second quarter pre-tax income in 1998.

Earnings per common share, calculated using the Treasury Stock Method, for the second quarter of fiscal 1998 were 25 cents based on 1,958,444 shares outstanding compared to 10 cents in fiscal 1997 on 1,902,851 shares outstanding.

Financial Condition and Liquidity

Working capital increased to $10,719,000 from $9,955,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $16.5 million based on accounts receivable and work-in-progress of which approximately $10.5 million is currently available. The Company is in discussions with its lender which may reduce its line of credit. The Company believes that its liquidity needs can be met by expected operating cash flow and the availability of borrowings under its credit facility, as amended, with its lender. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment as well as installing a new project management and accounting system.

The Company's backlog is approximately $117 million.


                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to Vote of Security Holders

           The Annual Meeting of Shareholders of STV Group, Incorporated was held Tuesday, March 31, 1998 at which the following Directors were elected for a term of three (3) years:

           Maurice L. Meier
           Dr. Harry Prystowsky
           Dominick M. Servedio

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits - None

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
    (Registrant)




  May 15, 1998                            By:  /s/ Michael Haratunian
----------------                               ----------------------
       Date                                    Michael Haratunian
                                               Chairman, Chief Executive Officer






  May 15, 1998                            By:  /s/ Peter W. Knipe
----------------                               ----------------------
     Date                                      Peter W. Knipe
                                               Secretary/Treasurer