Form 10-Q
period 1998-06-30
STV GROUP INC
filed 1998-08-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1998                       COMMISSION FILE NO. 0-3415

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


As of June 30, 1998, there were 3,790,318 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X     NO

                                TABLE OF CONTENTS


                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.....................1

Part I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements......................................2

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operation........................6

Part II:  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................8

          Item 2.   Changes in Securities.....................................8

          Item 3.   Defaults Upon Senior Securities...........................8

          Item 4.   Submission of Matters to a Vote of Security Holders.......8

          Item 5.   Other Information.........................................8

          Item 6.   Exhibits and Reports on Form 8-K..........................8

SIGNATURES          ..........................................................9

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements regarding the Company's ability to meet its liquidity needs and control costs, certain statements in Notes to Condensed Consolidated Financial Statements, and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

1. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through.

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

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    UNAUDITED

                                                                June 30, 1998     September 30, 1997

ASSETS
Current Assets
  Cash and Equivalents                                              $1,222,000          $1,153,000
  Accounts Receivable                                               23,196,000          20,154,000
  Costs and Estimated Profits of Uncompleted
   Contracts in Excess of Related Billings                          14,080,000          15,077,000
  Prepaid Income Taxes                                                 503,000             503,000
  Other Current Assets                                                 918,000           1,223,000
                                                                       -------           ---------

  Total Current Assets                                              39,919,000          38,110,000

Property and Equipment                                               7,759,000           7,466,000

  Less Accumulated Depreciation                                      6,397,000           6,127,000
                                                                     ---------           ---------

    Net Property and Equipment                                       1,362,000           1,339,000

Deferred Income Taxes                                                1,660,000           1,660,000

Other Assets                                                           761,000             716,000
                                                                       -------             -------

      TOTAL                                                        $43,702,000         $41,825,000
                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and Accounts Payable                                      $7,531,000         $16,567,000
    Accrued Wages and Expenses                                      10,307,000           7,851,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                 11,052,000           4,386,000
                                                                    ----------           ---------

      Total Current Liabilities                                     28,890,000          28,804,000

  Long-Term Debt                                                     2,051,000           1,819,000

  Stockholders' Equity
    Preferred Stock                                                          0                   0
    Common Stock                                                     2,020,000           1,921,000
    Capital Surplus                                                  3,329,000           3,003,000
    Retained Earnings                                                8,183,000           6,674,000
                                                                     ---------           ---------

      Total                                                         13,532,000          11,598,000
        Less:  Treasury Stock                                          771,000             271,000
                  Loans Receivable from Officers                             0             125,000
                                                                             -             -------

      Total Stockholders' Equity                                    12,761,000          11,202,000

      TOTAL                                                        $43,702,000         $41,825,000
                                                                   ===========         ===========

                        STV GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                               NINE MONTHS ENDED
                                                                    June 30
                                                              1998            1997

Operating Activities
  Net Income                                               $1,509,000        $569,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                           512,000         609,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                  (3,042,000)        916,000
      Costs of uncompleted contracts in
        excess of billings and prepaid expenses             1,302,000      (1,991,000)
      Accounts Payable and accrued expenses                 2,642,000         269,000
      Billing in excess of related costs                    6,666,000         435,000
      Current Income Taxes                                  1,051,000         (87,000)
                                                            ---------         -------
Net Cash provided by operating activities                 $10,640,000        $720,000

Investing Activities
  Purchase of Property and Equipment                         (461,000)       (680,000)
  Purchase of Software                                       (203,000)        (91,000)
  Decrease (Increase) in other assets                          51,000         121,000
                                                               ------         -------
    Net Cash provided (used) by investing activities        ($613,000)      ($650,000)

Financing Activities
  Proceeds from issuance of common stock                       84,000               0
  Proceeds from line of credit and long term
    borrowings                                             55,261,000      69,210,000
  Principal payments on line of credit and long
    term borrowings                                       (65,303,000)    (68,948,000)
                                                          -----------     -----------
    Net Cash (used) provided by financing
      activities                                          ($9,958,000)       $262,000

  Increase (decrease) in cash and equivalents                  69,000         332,000
  Cash and equivalents at beginning of year                 1,153,000          28,000
                                                            ---------          ------
    Cash and equivalents at end of period                  $1,222,000        $360,000
                                                           ==========        ========

                        STV GROUP, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           June 30                           June 30
                                                     1998             1997              1998              1997
Revenue

  Total Revenue                                   $25,550,000      $24,637,000       $75,682,000       $69,684,000
    Less Subcontract and Procurement Costs          5,510,000        6,524,000        16,688,000        15,267,000
                                                    ---------        ---------        ----------        ----------

  Operating Revenue                               $20,040,000      $18,113,000       $58,994,000       $54,417,000

Costs and Expenses

  Costs of Services and Sales                      17,296,000       15,994,000        51,118,000        48,307,000
  General and Administrative                        1,535,000        1,324,000         4,557,000         3,923,000
  Interest Expense                                     59,000          350,000           418,000         1,035,000
  Interest Income                                     (31,000)         (19,000)          (64,000)          (38,000)
                                                      -------          -------           -------           -------

Total Costs and Expenses                           18,859,000       17,649,000        56,029,000        53,227,000

Income Before Income Taxes                          1,181,000          464,000         2,965,000         1,190,000

Income Taxes                                          579,000          236,000         1,456,000           621,000
                                                      -------          -------         ---------           -------

Net Income                                           $602,000         $228,000        $1,509,000          $569,000
                                                     ========         ========        ==========          ========

Net Income per share:                                   $0.15            $0.06             $0.38             $0.15

Weighted Average Number
  of Shares Outstanding                             4,102,795        3,805,702         3,943,723         3,802,938



Note: A 2 for 1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. Prior period net income per share and weighted average number of shares outstanding have been adjusted to reflect this split.

               Notes to Consolidated Condensed Financial Statement

                                  June 30, 1998

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


                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                  June 30, 1998         June 30, 1997          June 30, 1998         June 30, 1997
                                  -------------         -------------          -------------         -------------

Basic earnings per share                $0.16                 $0.06                  $0.41                $0.16
Shares outstanding                  3,774,740             3,642,492              3,691,946            3,642,492

Diluted earnings per share              $0.15                 $0.06                  $0.38                $0.15
Shares outstanding                  4,102,795             3,805,702              3,943,723            3,802,938


A 2-for-1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. This split is reflected in the above basic earnings per share and weighted average number of shares outstanding.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total revenues for the quarter ended June 30, 1998 (third quarter fiscal 1998) increased 3.7% as compared to the third quarter of fiscal 1997 and decreased 1.7% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 10.6% as compared to the third quarter of fiscal 1997 and increased 1.2% as compared to the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, decreased to 21.6% as compared to 26.5% in the third quarter of fiscal 1997 and decreased from 23.9% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 86.3% for the third quarter of fiscal 1998 from 88.3% in the third quarter of fiscal 1997 and decreased from 87.0% in the previous quarter. The decrease in the percentage from the third quarter of fiscal 1997 was due mainly to the increase in operating revenues noted above. The costs of services remained comparable to the previous quarter.

General and administrative expense, expressed as a percentage of operating revenue, is 7.7% in the third quarter of fiscal 1998 and is comparable to 7.3% recorded in the third quarter of fiscal 1997 and 7.5% in the previous quarter.

Interest, expressed as a percentage of operating revenues, decreased to .1% for the third quarter of fiscal 1998 from 1.8% in the third quarter of fiscal 1997 and decreased slightly from .4% in the previous quarter. This decrease is due to the virtual elimination in bank borrowings as a result of continued improvement in cash receipts and interest earned from surplus cash.

Income tax expense for the third quarter of fiscal 1998 was 49.0% of pre-tax income compared to 50.9% in the third quarter of fiscal 1997 and 50.5% in the previous quarter. The decrease is due to slightly higher non-deductible expenses being lower as a percentage of a considerably higher third quarter pre-tax income.

Earnings per common share, calculated using the Treasury Stock Method, for the third quarter of fiscal 1998 were 15 cents based on 4,102,795 shares outstanding versus 6 cents for the third quarter of fiscal 1997 based on 3,805,702 shares outstanding. A 2 for 1 stock split was effective April 13, 1998 for stockholders of record as of March 31, 1998. Prior period net income per share and weighted average number of shares outstanding have been adjusted to reflect this split.

Financial Condition and Liquidity
Working capital increased to $11,029,000 from $10,719,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $15.5 million based on accounts receivable and work-in-progress of which approximately $13.3 million is currently available. The Company recently completed negotiations and entered into an agreement with its bank which has reduced its borrowing rate to the bank's base rate. The Agreement also reduces the amount charged by the bank for Letters of Credit. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment and has purchased a new project management and accounting system.

The Company has been notified by NASDAQ that it does not meet the new listing requirements for the National Market System promulgated by NASDAQ in 1998. The Company has appealed that decision and is awaiting the outcome of that appeal. In the event the Company is unsuccessful in its appeal, it will be delisted by NASDAQ National Market System. In that case, it would apply for listing on the NASDAQ small cap market.

The Company's backlog is approximately $150 million.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The following is filed as an exhibit to Part I of this Form 10Q:

                 Exhibit 10.37 - Amendment To Loan Documents

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  August 14, 1998                         By:  /s/ Michael Haratunian
-------------------                            ----------------------
       Date                                    Michael Haratunian
                                               Chairman, Chief Executive Officer






  August 14, 1998                         By:  /s/ Peter W. Knipe
-------------------                            ----------------------
     Date                                      Peter W. Knipe
                                               Secretary/Treasurer