Form 10-K
period 1998-09-30
STV GROUP INC
filed 1998-12-29
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended                     Commission File Number
   September 30, 1998                                0-3415

                            STV GROUP, INCORPORATED
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                23-1698231
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

205 West Welsh Drive, Douglassville, Pennsylvania 19518
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (610) 385-8200

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                  Name of each exchange on which registered
Common Shares ($.50 par)                               NASDAQ

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 27, 1998 is $17,925,648. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 27, 1998 is as follows:

                             Common Shares   3,800,318

DOCUMENTS INCORPORATED BY REFERENCE
   Part I     Part II            Part III          Part IV
   (None)     Annual Report      Proxy Statement   1984, 1987, 1989, 1990, 1991,
              to Shareholders    and Annual Re-    1992, 1993, 1995, and 1996
              for fiscal 1998    port to Share-    Form 10-K; Registration
                                 holders for       Statement No. 2-88904
                                 fiscal 1998

(1) Based on the last traded price on November 27, 1998. Excludes 812,710 shares held by executive officers, directors and shareholders owning in excess of 10% of the Company's common stock (other than the 2,541,456 shares held in trust by the ESOP which are included). The information provided shall in no way be construed as an evaluation by the Company of the market price of such common stock, nor shall it be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company and any such inference is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

         STV Group, Inc. provides engineering and architectural consulting and design services on a variety of projects for the federal government, local, state and foreign governments and private industry. The Company is also pursuing and performing selected design/build, construction management projects. STV
Group, Inc. consists of the following wholly-owned subsidiaries: STV Incorporated, STV Architects, Inc., STV Environmental, Inc., STV International, Inc., STV Surveying, Inc., STV Construction Services, Inc., STV Construction, Inc., and STV/Silver & Ziskind. STV and its subsidiaries are hereinafter collectively referred to as the "Company".

         The Company's projects frequently require the service of a firm with diverse capabilities. For example, a particular project may require electrical engineers, civil engineers, draftsmen and other professional personnel. Each of STV Group, Inc.'s subsidiaries customarily staffs a particular project with personnel from the respective firm's offices. Where appropriate, however, multifirm project teams are formed with qualified professionals drawn from the entire Company. Management believes that close cooperation among the STV Group, Inc. subsidiaries, under its management, assures proper control and support for all Company activities. As of September 30, 1998, the Company employed 1,014 people.

Services

         The principal areas in which the Company provides services and the approximate percentage of the Company's revenue attributable to each service area are set forth below:*

                                                    Year Ended September 30,
                                                  1998      1997        1996

Architectural Engineering                          27%        24%        25%
Civil, Highway, Bridge, Airport
 and Port Engineering                              24         24         33
Defense Systems Engineering                         3          4          4
Industrial Process Engineering                      2          2          1
Transportation Engineering                         39         39         35
Other Engineering Services and Design Build         5          7          2

_____________
* The Company does not record revenue data according to each service area. However, to provide an approximation of the revenue attributable to each service area, the Company has analyzed contract revenue in the fiscal year according to its principal service area. The aggregate revenue each year of these contracts is at least 75% of the consolidated revenue for these fiscal years.

Architectural Engineering

         Architectural engineering generally involves consulting and design services, as well as construction inspection services, for the construction of commercial, industrial and governmental buildings, medical and educational facilities, laboratories, recreational, religious and cultural centers, military installations, penal institutions, and public utility facilities. As part of its services, the Company has designed and developed systems for heating, ventilation, cooling, refrigeration, fire protection, lighting, power generation and distribution, and communications. In addition, the Company has performed energy conservation audits and has recommended and designed programs, including computerized control programs for multi-building complexes, for the conservation of fuel and electrical energy.

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

Customers

         The following table sets forth the percentage of contract revenues derived from each of the following customers for the periods indicated:

                                            Year Ended September 30,
                                           1998       1997       1996
U.S. Government Contracts ..........        14%        16%        14%
State and Local Government Contracts        56         56         56
Foreign Government Contracts .......         0          1          2
Private Contracts ..................        30         27         28
______________
         In fiscal year 1997 the Company sold the International Region which accounted for 1.4% of total revenues in countries other than the United States and 4% in 1996.

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

Accounts Receivable and Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

         Accounts receivable and costs and estimated profits of uncompleted contracts in excess of related billings represented 79% and 84% of total assets as of September 30, 1998 and 1997, respectively. Accounts receivable are comprised of billed receivables, while costs and estimated profits of uncompleted contracts in excess of related billings are essentially unbilled receivables. Unbilled receivables represent payment obligations for which invoices have not or cannot be presented until a later period. The reasons for which invoices are not presented may include normal invoice preparation lag, lack of billable documents to be supplied by the client, and excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected. The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under any government contracts.

Backlog

         Backlog represents the value of existing contracts less the portion of such contracts included in revenues on the basis of percentage-of-completion. The Company's backlog for services as of September 30, 1998 and 1997 was approximately $150,000,000 and $110,000,000, respectively. The Company's backlog includes anticipated pass through cost such as reimbursement for travel, purchase of supplies and sub-contracts. Over the last three years, pass through costs, as a percent of total revenues, have been 23.4% in 1998, 23.1% in 1997, and 24.2% in 1996.

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

Personnel

         As of September 30, 1998, the Company had 1,014 employees, of whom 890 were engaged in engineering and architectural services, 88 were engaged in administration and 36 in marketing.

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

Executive Officers of the Registrant

                                       Position with STV Group, Inc. Business
         Name              Age         Experience During the Past 5 Years
         ----              ---         ----------------------------------------

Michael Haratunian (1)      65          Chairman of the Board and Chief
                                        Executive Officer of STV Group, Inc.

Dominick M. Servedio (2)    58          Director, President and Chief Operating
                                        Officer of STV Group, Inc. and President and Chief Operating Officer of STV
                                        Incorporated

W. A. Sanders II (3)        51          Senior Vice President of STV
                                        Incorporated

Peter W. Knipe (4)          49          Secretary/Treasurer of STV Group, Inc.
________________

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various litigation arising out of the ordinary course of business. The Company's management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial statements.

         During 1992, the Company and its insurers settled a personal injury lawsuit for $5,400,000, of which $2,700,000 was paid by the Company's professional liability insurer from a funded indemnity program and $2,700,000 by the general liability insurer. As part of the settlement, the court had required that the limits of the Company's professional insurance coverage be reserved to pay this claim if the insurer is found liable. In connection with the lawsuit, a declaratory judgment action was filed on or about February, 1991 by the general liability insurer in the Supreme Court of New York pursuant to which the general liability insurer is seeking a judgment that the professional liability insurer and the Company are obligated to reimburse the general liability insurer for the payments which it made, plus expenses. The Company had counterclaimed against the general liability insurer, alleging breach of insurance contracts among other issues. In January 1998, the court dismissed the claim by the general liability carrier against the Company. This ruling has been appealed. The Company and its professional liability insurer believe that this matter should be covered under its general liability policy and that the professional liability insurer should be repaid the funds it advanced.

         In addition, in 1992, the Company's former professional liability insurer was found liable for approximately $4,000,000 due to a previous arbitration proceeding allegedly relating to an asset acquisition. The judgment was reversed on appeal in 1994. The plaintiffs in that action filed an action to enforce the arbitration in the Supreme Court of New York in 1992 against the Company. On March 3, 1994 the plaintiffs sought to garnish the proceeds of the professional liability policy by commencing a proceeding in the Philadelphia Court of Common Pleas against the Company's professional liability insurer. The Company intervened in the garnishment proceeding and this proceeding has been stayed.

         If the Company's professional liability insurer is found ultimately liable under these actions, the Company may be required to indemnify the professional liability insurer to the extent of the policy limits of $5,000,000. The Company has recognized the indemnity obligation by charges of $4,500,000 to operations in prior years, and the posting of a $1,000,000 letter of credit. The Company and the Company's professional liability insurer continue to deny liability and intend to vigorously pursue defenses available to them.

         If the outcome of the aforementioned litigation is adverse to the Company and the Company is required to pay additional amounts, it could have a material adverse effect on the earnings and financial condition of the Company in the year such determination is made; however, management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         The information contained under the caption "Common Stock Market Prices" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the caption "Financial Highlights for Fiscal Years Ended September 30, 1994 through 1998" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

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

Fiscal Year 1998 Compared to Fiscal Year 1997

         Total revenues for the fiscal year ended September 30, 1998,  increased
11.1 percent to $105,256,000. This is up from a .7 percent increase in fiscal 1997. The increase in total revenues in fiscal 1998 was mostly due to a 10.7 percent increase in operating revenues mainly in the transportation and infrastructure area. Revenues from U.S. government contracts decreased 6.1 percent in fiscal 1998 as compared to fiscal 1997 and increased 15.1 percent in fiscal 1997 as compared to fiscal 1996. This decrease is attributable to the government's reduced spending, particularly in defense systems projects. Operating revenues (total revenues excluding pass-through costs) increased 10.7 percent to $80,648,000 compared to a 2.2 percent increase to $72,832,000 in fiscal 1997. We continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly, but there is continued demand for services in other areas of the U.S. government.

         Pass-through costs, expressed as a percentage of total revenue, increased to 23.4 percent in fiscal 1998 compared to 23.1 percent in fiscal 1997. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

         Cost of services,  expressed as a percentage of operating revenues, was
86.3 percent in fiscal 1998, which is a decrease from 88.4 percent in fiscal 1997. This percentage decrease is due to an increase in margins on design-build projects and labor utilization improvements. Costs increased from $64,362,000 in fiscal 1997 to $69,580,000 in fiscal 1998. This increase is due primarily to increases in engineering service costs and office-related expenses.

         General and administrative expense, expressed as a percentage of operating revenues, increased to 7.8 percent in fiscal 1998 from 7.3 percent in 1997. Total general and administrative costs increased 18.5 percent in fiscal 1998 to $6,307,000 from $5,322,000 in fiscal 1997. This increase is due primarily to higher labor and concomitant expenses.

         Interest expense, expressed as a percentage of operating revenues, was .6 percent in fiscal 1998, and 1.9 percent in fiscal 1997. This decrease is due to STV's ability to pay off the loan balance during the year with efficient advance billings and higher net income.

         The Company had a pre-tax profit of $4,292,000. Income tax expense was 49 percent of pre-tax income compared to 51 percent in fiscal 1997. The variance in the rate is due to a reduction in nondeductible expenses as a percent of higher pre-tax income.

Fiscal Year 1997 Compared to Fiscal Year 1996

         Total revenues for the fiscal year ended September 30, 1997, increased .7 percent to $94,712,000. This is down from a 5.4 percent increase in fiscal
1996. The increase in total revenues in fiscal 1997 was mostly due to a 2.2 percent increase in operating revenues mainly in the transportation area. Revenues from U.S. government contracts increased 15.1 percent in fiscal 1997 as compared to fiscal 1996 and decreased 21.5 percent as compared to fiscal 1995.
This  increase  is  attributable  to  the   government's   spending   increases,
particularly in transportation projects. Operating revenues (total revenues excluding pass-through costs) increased 2.2 percent to $72,832,000 compared to a
2.7 percent increase to $71,271,000 in fiscal 1996. We continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly, but there is continued demand for services in other areas of the U.S. government.

         Pass-through costs, expressed as a percentage of total revenue, decreased to 23.1 percent in fiscal 1997 compared to 24.2 percent in fiscal 1996. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

         Cost of services,  expressed as a percentage of operating revenues, was
88.4 percent in fiscal 1997, which is a decrease from the 89.2 percent in fiscal 1996. This percentage decrease is due to operating revenues increasing at a higher rate than did cost of services as labor utilization increased. Costs increased from $63,557,000 in fiscal 1996 to $64,362,000 in fiscal 1997. This increase is due primarily to increases in office-related expenses for new and upgraded facilities.

         General and administrative expense, expressed as a percentage of operating revenues, increased to 7.3 percent in fiscal 1997 from 6.9 percent in 1996. Total general and administrative costs increased 8.3 percent in fiscal 1997 from $4,912,000 in fiscal 1996 to $5,322,000. This increase is due to higher facility costs and labor related expenses.

         Interest expense,  expressed as a percentage of operating revenues, was
1.9 percent in fiscal 1997 and 2.1 percent in fiscal 1996. This decrease is due to a lower average loan balance during the year and higher operating revenue.

         The Company had a pre-tax profit of $1,768,000. Income tax expense was 51 percent of pre-tax income compared to 54 percent in fiscal 1996. The variance in the rate is due to reduction in non-deductible expenses as a percent of pre-tax income.

         In the fourth quarter, the Company had a pre-tax profit of $578,000 as compared to $483,000 in fiscal 1996. The increase in pre-tax profit from fiscal 1996 is due primarily to a more efficient use of labor which resulted in higher operating revenue.

Fiscal Year 1996 Compared to Fiscal Year 1995

         Total revenues for the fiscal year ended September 30, 1996,  increased
5.4 percent to $94,073,000. This is up from a .3 percent decrease in fiscal 1995. The increase in total revenues in fiscal 1996 was mostly due to a 15.0 percent increase in subcontract and procurement mainly in the transportation area. Revenues from U.S. government contracts decreased 21.5 percent in fiscal 1996 as compared to fiscal 1995. This decrease is attributable to the government's spending reduction, particularly in overseas infrastructure projects. Operating revenues (total revenues excluding pass-through costs) increased 2.7 percent to $71,271,000 compared to a 5.6 percent increase to $69,397,000 in fiscal 1995. We continue to see an increased demand for facilities and transportation engineering. United States defense work has decreased slightly, but there is continued demand for services in other areas of the U.S. government.

         Pass-through costs, expressed as a percentage of total revenue, increased to 24.2 percent in fiscal 1996 compared to 22.2 percent in fiscal 1995. Costs will vary from year to year depending on the need for specialty subconsultants and governmental subcontract requirements.

         Cost of services,  expressed as a percentage of operating revenues, was
89.2 percent in fiscal 1996, which is a decrease from the 89.3 percent in fiscal 1995. In fiscal 1996, costs increased from $61,942,000 in fiscal 1995 to $63,557,000. This increase is due primarily to increased labor expenses as a result of increased workload commensurate with operating revenue increase.

         General and administrative expense, expressed as a percentage of operating revenues, decreased to 6.9 percent in fiscal 1996 from 7.1 in 1995. Total general and administrative costs also decreased .8 percent in fiscal 1996 from $4,952,000 to $4,912,000.

         Interest, expressed as a percentage of operating revenues, was 2.1 percent in fiscal 1996 and 2.2 percent in fiscal 1995. Interest rates decreased in fiscal 1996, and bank loans were lower due to a more efficient use of cash.

         The Company had a pre-tax profit of $1,301,000. Income tax expense was 54 percent of pre-tax income compared to 58 percent in fiscal 1995. The variance in the rate is due to reduction in non-deductible expenses as a percent of pre-tax income.

         In the fourth quarter, the Company had a pre-tax profit of $483,000 as compared to $286,000 in fiscal 1995. The increase in pre-tax profit from fiscal 1995 is due to a decrease in employee-related costs and interest expense.

Liquidity, Capital Resources and Financing Agreements.

         Cash provided in operating activities was $14,509,000 in fiscal 1998 compared to $1,734,000 in fiscal 1997. This increase was due mainly to increases in billings in excess of related costs and increases in accounts payable and other current liabilities. Working capital increased $2,242,000 to $12,341,000 in fiscal 1998 compared to a $1,378,000 increase in 1997 and a $501,000 increase in 1996. Investing activities increased, consisting of $1,097,000 for the continued purchase of computer hardware and software compared to $831,000 in 1997. Financing activities included a $10,228,000 net decrease in short-term borrowing due to the previously mentioned improved cash flow from operating activities.

         Capital resources available to the Company include an existing line of credit for working capital. The current line is a maximum of $15.5 million based on accounts receivable and work-in-progress, of which approximately $12,881,000 is currently available. An agreement was signed this year which reduced the borrowing rate to the bank's base rate and reduced the amount charged for Letters of Credit. The line of credit is also a demand note and requires the Company to maintain certain financial covenants. To date, the Company has maintained these covenants and believes that its working capital and existing line of credit are adequate to meet current fiscal year requirements. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

         In the long term, the Company relies on the ability to generate sufficient cash flows from operating activities to fund investing and financing requirements.

         The Company is currently involved in two lawsuits, Skinner and American Continental Properties. If the outcome of these lawsuits is adverse, the Company may be required to pay substantial deductibles or indemnification (see Note 7). The Company believes that it will be able to finance any adverse finding through the use of an income tax carryback of the resulting loss in combination with the line of credit and existing resources. The Company is vigorously pursuing its defenses, and management believes the final resolution of these legal matters will not have a material adverse effect on the Company's financial statements.

Year 2000

         The Year 2000 issue, or "The Y2K Bug" as it is sometimes called, is the result of computer programs and equipment that were written and manufactured using two digits rather than four to define the applicable year. Date-sensitive computer programs and equipment may recognize a date using only the last two digits. This could result in the year 2000 being recognized as the year 1900. System failures or miscalculations can occur, which would cause disruptions in operations and/or the inability to process normal business transactions.

         STV has recently acquired new financial and project management systems that are certified Year 2000-compliant. The Company is also continuing on a normal basis to replace or upgrade other systems that may not be compliant. This process will be completed in 1999. Costs of becoming 2000 compliant will not be materially more than normal information technology (IT) purchases and associated IT costs. However, STV has taken and will continue to take reasonable and prudent actions, consistent with the standards of care prevalent in the industry, to comply with Year 2000 standards and to prevent interruptions to STV operations. The Company is taking action to obtain certification from its suppliers, including suppliers of IT and non-IT systems, and its clients of their Year 2000 compliance, and to test the Company's existing equipment and software under simulated Year 2000 conditions to further ensure that normal operation will continue beyond 2000. A steering committee of senior managers has been formed to coordinate and manage all Year 2000 issues, both internally and externally. The cost of this endeavor is not believed to be material.

         The maximum potential risk exposure to STV is as follows: (a) Disruptions could occur with the failure of project-specific applications or unique computer assisted design and drafting and other software products that are not 2000-compliant. This would halt or delay completion of engineering or construction designs and could subject STV to litigation for failure to complete designs according to contract timetables; and (b) There is the potential for a governmental unit or other large client to have 2000 compliance problems in remitting to the Company or otherwise interrupting collections or bank processes. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company currently has a contingency plan to immediately replace any defective computer or software system. This plan is considered adequate because all STV systems are PC-based, and STV has sufficient hardware and financial assets to make such corrections on a near real-time basis.

Cautionary Statement Regarding Forward-Looking Statements

         Certain oral statements made by management from time to time and certain statements contained herein, such as statements regarding STV's ability to meet its liquidity needs and control costs, certain statements in Notes to Consolidated Financial Statements, and other statements contained herein regarding matters which are not historical facts are forward-looking statements (as such term is defined in the Securities Act of 1933). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

         1. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth.

         2. STV's continued ability to operate in a heavily regulated government environment. The Company's government contracts are subject to termination, reduction or modification as a result of changes in the government's requirements or budgetary restrictions. Under certain circumstances, the government can also suspend or debar individuals or firms from obtaining future contracts with the government.

         3. The level of competition in the Company's industry, including companies with significantly larger operations and resources than STV.

         4. The Company's ability to identify and win suitable projects and to consummate or complete any such projects.

         5. STV's ability to perform design-build projects, which may include the responsibility of ensuring the actual construction of a project for a guaranteed price.

Impact of Inflation

         Because  the  Company's   business  is  essentially  the  supplying  to
customers of the expertise of its employees, there are certain factors which significantly reduce the impact of inflation. One such factor is that the Company has a comparatively small investment in property and equipment as a percentage of total assets. In addition, a substantial percentage of the
Company's contracts are under cost reimbursement contract provision or fixed-price contracts which include inflation assumptions when bid upon.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The  report  of  independent   auditors  and   consolidated   financial
statements included in the Company's Annual Report to Shareholders for the year ended September 30, 1998, are included in Part IV, Item 14 of this Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Election of Directors" in the company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "Security Ownership" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS.

         The information contained under the caption "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (A)      The following documents are filed as part of this report;

                  (1)      Financial Statements:

                           Report of Independent Auditors

                           Consolidated Balance Sheets - September 30, 1998 and 1997

                           Consolidated Statements of Income - Years ended September 30, 1998, 1997 and 1996

                           Consolidated Statements of Stockholders' Equity - Years ended September 30, 1998, 1997 and 1996

                           Consolidated Statements of Cash Flows - Years ended September 30, 1998, 1997 and 1996

                           Notes  to   Consolidated   Financial   Statements   -
                           September 30, 1998

                  (2)      Financial statement schedules required by Item 8.

                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (B)      Reports on Form 8-K.

                  There were no reports on Form 8-K for the fiscal year ended September 30, 1998.

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

*******  10.29    Agreement  dated August 29, 1991 relating to U. S.  Healthcare medical insurance.

         10.31    Employment Agreement of Dominick M. Servedio.

         10.32    Employment Agreement of Michael Haratunian.

*********10.33    Amendment  to  the  STV  Group  Incorporated   Employee  Stock
                  Ownership Plan

**********10.34   Lease, dated August 21, 1995, and Addendums  thereto,  between the Company and Dame  Enterprises,  relating to the  Company's
                  executive   and   engineering    offices   in   Douglassville,
                  Pennsylvania.

**********10.35   Agreement   effective  July  1,  1996  with  Corporate  Health
                  Insurance  Company  providing Group Health  Insurance - Custom
                  Plan.

**********10.36   Agreement  effective  December  1, 1996 with U. S.  Healthcare providing medical insurance.

         10.37 Amendment dated June 30, 1998, between the Company and First Union Bank, decreasing the maximum amount of the line of credit as well as reducing the borrowing rate and the amount charged for Letters of Credit.

         13.1 "Common Stock Market Prices" from Company's Annual Report to Shareholders.

         13.2     "Financial  Highlights  for Fiscal Years Ended  September 30,"
                  1994   through   1998   from   Company's   Annual   Report  to
                  Shareholders.

         21.1 Subsidiaries of the Company from Company's Annual Report to Shareholders.

         23.1     Consent of Ernst & Young LLP.
________________

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

**********Incorporated by reference from Form 10-K and the Annual Report for the year ended September 30, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 1998                      STV GROUP, INCORPORATED
                                              ----------------------------------
                                                    (Registrant)

                                              By: /s/ Michael Haratunian
                                                  ------------------------------
                                                  MICHAEL HARATUNIAN,
                                                  Chairman of the Board, Chief
                                                  Executive Officer and Director
                                                  (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                           DATE

/s/ Michael Haratunian      Chairman of the Board,             December 29, 1998
MICHAEL HARATUNIAN          Chief Executive Officer
                            and Director (Principal
                            Executive Officer)

/s/ Dominick M. Servedio    President, Chief                   December 29, 1998
DOMINICK M. SERVEDIO        Operating Officer and
                            Director

/s/ Peter W. Knipe          Secretary/Treasurer                December 29, 1998
PETER W. KNIPE              (Principal Accounting
                            and Financial Officer)

/s/ Richard L. Holland      Director                           December 29, 1998
RICHARD L. HOLLAND

/s/ Harry Prystowsky        Director                           December 29, 1998
HARRY PRYSTOWSKY

/s/ Ray M. Monti            Director                           December 29, 1998
RAY M. MONTI

/s/ Maurice L. Meier        Director                           December 29, 1998
MAURICE L. MEIER

/s/ William J. Doyle        Director                           December 29, 1998
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

REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
STV Group, Incorporated

We have audited the accompanying consolidated balance sheets of STV Group, Incorporated and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STV Group, Incorporated and Subsidiaries as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.


                                                         /s/ ERNST & YOUNG LLP

Harrisburg, Pennsylvania
November 12, 1998

CONSOLIDATED BALANCE SHEETS
STV Group and Subsidiaries.

                                                                        September 30
                                                                   1998              1997
Assets
Current Assets:
Cash and cash equivalents                                      $ 4,444,000        $ 1,153,000
Accounts receivable                                             23,485,000         20,154,000
Costs and estimated profits of uncompleted
   contracts in excess of related billings                      13,218,000         15,077,000
Prepaid income taxes                                                84,000            503,000
Prepaid expenses and other current assets                        1,065,000          1,223,000
                                                               -----------        -----------
   Total Current Assets                                         42,296,000         38,110,000
Property and equipment, net                                      1,553,000          1,339,000
Deferred income taxes                                            1,882,000          1,660,000
Other assets                                                       757,000            716,000
                                                               -----------        -----------


    Total Assets                                               $46,488,000        $41,825,000

Liabilities and Stockholders' Equity
Current Liabilities:
Note payable                                                   $         0        $10,228,000
Current maturity of long-term debt                                 564,000            632,000
Accounts  payable                                                6,382,000          5,707,000
Billings on uncompleted contracts in
   excess of related costs and estimated profits                13,375,000          4,386,000
Accrued payroll and related expenses                             5,669,000          4,754,000
Accrued  expenses                                                2,007,000          1,608,000
Deferred income taxes                                            1,862,000            696,000
Income tax payable                                                  96,000                  0
                                                               -----------        -----------
    Total  Current  Liabilities                                 29,955,000         28,011,000
Long-term debt                                                   2,134,000          1,819,000
Post-retirement benefits                                           927,000            793,000
                                                               -----------        -----------
    Total Liabilities                                           33,016,000         30,623,000
Commitments and contingencies
Stockholders' Equity:
Preferred stock, authorized 2,000,000 shares,
   no par, no shares issued or outstanding                               0                  0
Convertible preferred stock, cumulative,
   authorized 2,000,000 shares,
   issuable in series, no shares issued or outstanding                   0                  0
Common stock, par $.50, authorized 12,000,000 shares
   in 1998; par $1, authorized 6,000,000 shares in 1997          2,025,000          1,921,000
Capital in excess of par                                         3,350,000          3,003,000
Retained earnings                                                8,868,000          6,674,000
                                                               -----------        -----------
                                                                14,243,000         11,598,000
Less: Treasury stock                                               771,000            271,000
     Loans receivable from officers                                      0            125,000
                                                               -----------        -----------
    Total Stockholders' Equity                                  13,472,000         11,202,000
                                                               -----------        -----------

     Total Liabilities and Stockholders' Equity                $46,488,000        $41,825,000


                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
STV Group and Subsidiaries.

                                                 For the Fiscal Year Ended September 30
                                              1998               1997                 1996

Total revenues                           $105,256,000        $ 94,712,000        $ 94,073,000
Subcontract and procurement costs          24,608,000          21,880,000          22,802,000
                                         ------------        ------------        ------------
Operating revenue                        $ 80,648,000        $ 72,832,000        $ 71,271,000

Costs and expenses:
    Costs of services                    $ 69,580,000        $ 64,362,000        $ 63,557,000
    General and administrative ..           6,307,000           5,322,000           4,912,000
    Interest                                  469,000           1,380,000           1,501,000
                                         ------------        ------------        ------------
                                         $ 76,356,000        $ 71,064,000        $ 69,970,000

Income before income taxes               $  4,292,000        $  1,768,000        $  1,301,000
Income tax expense                          2,098,000             908,000             706,000
                                         ------------        ------------        ------------
Net income                               $  2,194,000        $    860,000        $    595,000

Basic earnings per share                 $        .59        $        .24        $        .16
Diluted earnings per share               $        .55        $        .23        $        .16


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
STV Group and Subsidiaries.

                                         Common Stock                                            Treasury Stock
                                                              Capital in
                                     Number                    excess of     Retained          Number
                                   of shares     Amount           par        earnings        of shares    Amount

   Balance, September 30, 1995     1,920,972    $1,921,000    $3,003,000    $5,219,000        99,726    $  271,000

     Net income for the year                                                   595,000

   Balance, September 30, 1996     1,920,972    $1,921,000    $3,003,000    $5,814,000        99,726    $  271,000

     Net income for the year                                                   860,000

   Balance, September 30, 1997     1,920,972    $1,921,000    $3,003,000    $6,674,000        99,726    $  271,000

     Treasury stock purchases                                                                 28,992       500,000

     Exercise of options             138,726       104,000       347,000

     2-for-1 stock split           1,989,456                                                 120,118

     Net income for the year                                                 2,194,000

Balance, September 30, 1998        4,049,154    $2,025,000    $3,350,000    $8,868,000       248,836    $  771,000

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS  OF  CASH FLOWS
STV Group and Subsidiaries.

                                                                     For the Fiscal Year Ended September 30

                                                                1998                   1997                 1996
Operating Activities
   Net income                                                $  2,194,000         $    860,000         $    595,000
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation                                               741,000              795,000              997,000
          Deferred income taxes                                   944,000              585,000             (358,000)

     Changes in operating assets and
       liabilities
          Accounts receivable                                  (3,331,000)             350,000            1,254,000
          Costs and estimated profits of
             uncompleted contracts in excess of
           related billings and other current assets            2,017,000             (487,000)          (1,003,000)
          Accounts payable and
           other liabilities                                    2,440,000              204,000            1,131,000
          Billings on uncompleted contracts in excess
             of related costs and estimated profits             8,989,000               68,000              974,000
          Current income taxes                                    515,000             (641,000)             678,000
                                                             ------------         ------------         ------------
         Net cash provided by
              operating activities                           $ 14,509,000         $  1,734,000         $  4,268,000

Investing Activities
   Purchase of property and equipment                        $   (843,000)        $   (724,000)        $   (338,000)
   Purchase of software                                          (254,000)            (107,000)             (19,000)
   Decrease (increase) in other assets                             68,000               28,000              (40,000)
   Purchase of treasury stock                                    (342,000)                  --                   --
   Loans receivable from officers                                      --                   --             (125,000)
                                                             ------------         ------------         ------------
       Net cash used in investing
             activities                                      $ (1,371,000)        $   (803,000)        $   (522,000)

Financing Activities
   Proceeds from issuance of common stock                    $    451,000                   --                   --
   Proceeds from line of credit and
     long term borrowings                                      55,073,000           92,435,000           85,797,000
   Principal payments on line of credit and
     long term borrowings                                     (65,371,000)         (92,241,000)         (90,183,000)
                                                             ------------         ------------         ------------
       Net cash (used in) provided by
            financing activities                             $ (9,847,000)        $    194,000         $ (4,386,000)

       Increase (decrease) in cash                              3,291,000            1,125,000             (640,000)

Cash and cash equivalents at beginning of year                  1,153,000               28,000              668,000

Cash and cash equivalents at end of year                     $  4,444,000         $  1,153,000         $     28,000


                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STV Group and Subsidiaries.

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company and its subsidiaries specialize in consulting engineering, architectural, planning, environmental, construction management and related services. The Company's clients consist primarily of various governmental agencies, with an increasing presence in the private sector in geographic regions throughout the United States.


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


Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, which includes all highly liquid investments, trade receivables, investments in U.S. treasury bills, trade payables, and debt instruments. The book value of cash and cash equivalents, trade receivables, U.S. treasury bills, and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt approximates fair value. The fair value of the deferred compensation plan liability is estimated to be $851,000.

STV Group and Subsidiaries.


Depreciation

Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Depreciation of assets recorded under capital leases is included in depreciation expense. For income tax purposes, accelerated depreciation methods are used by certain subsidiaries and deferred income taxes are provided, when applicable.


Reclassifications

Certain previously reported amounts have been reclassified to conform to their 1998 presentation.


Long-lived Assets

The carrying amount of the long-lived assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that book value of assets to be held or disposed of exceeds the undiscounted future cash flows, an impairment loss would be recognized for the excess of book over fair values.


New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which the Company adopted in 1998. All prior period amounts have been restated, and disclosures as required by SFAS 128 are included in Note 6 to the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the disclosure requirements of SFAS No. 131 and currently believes that its adoption will have no material impact on its future disclosure requirements.

2. COSTS AND ESTIMATED PROFITS OF UNCOMPLETED CONTRACTS IN EXCESS OF RELATED BILLINGS

Costs and estimated profits of uncompleted contracts at September 30, 1998 and 1997, respectively, are as follows:

                                    1998                  1997
Costs and estimated
  earnings on
  uncompleted contracts        $ 350,044,000         $ 320,461,000
Less billings to date            350,201,000           309,770,000
                               -------------         -------------
                               $    (157,000)        $  10,691,000

STV Group and Subsidiaries.

Costs and estimated profits of uncompleted contracts are included in the accompanying balance sheets under the following captions:

                                     1998                1997
Costs and estimated
  profits of uncompleted
  contracts in excess of
  related billings              $ 13,218,000         $ 15,077,000

Billings on uncompleted
  contracts in excess of
  related costs and
  estimated profits               13,375,000            4,386,000
                                ------------         ------------
                                $   (157,000)        $ 10,691,000

Included in accounts receivable are retainages related to uncompleted contracts in the amount of $7,225,000 in 1998 and $5,087,000 in 1997. The collection of retainages generally coincides with final project acceptance.

3.   PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                              1998              1997

Land                      $   54,000        $   54,000

Equipment                  4,572,000         4,212,000

Furniture and
  fixtures                 1,825,000         1,456,000

Leasehold
  improvements             1,744,000         1,744,000
                          ----------        ----------
                          $8,195,000        $7,466,000
Less:
Accumulated
  depreciation and
  amortization             6,642,000         6,127,000
                          ----------        ----------
                          $1,553,000        $1,339,000

4.   NOTE PAYABLE

The Company's current credit facility, as amended, includes a note payable on demand ($0 borrowings outstanding at September 30, 1998) which bears interest at the bank's base rate (8.25 percent at September 30, 1998) and is secured by substantially all assets. The weighted average interest rate was 9.7 percent in fiscal 1998 and 9.9 percent in fiscal 1997. The bank also provides letters of credit which incur a charge of 1.5 percent of the face value. Currently, $1,232,000 letters of credit are outstanding. The face value of the letters of credit and note payable cannot exceed a maximum of $15,500,000 based on accounts receivable and contracts in progress balances.

An agreement with the bank contains restrictive covenants regarding additional debt and stockholders' equity. The restrictions include maintaining a minimum tangible net worth, a maximum total debt to tangible net worth ratio, and a minimum working capital amount. To date, the Company has been in compliance with these covenants.

5.   INCOME TAXES

The Company uses the liability method of accounting for income taxes required by

STV Group and Subsidiaries.


Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997, are as follows:

                                      1998             1997
Deferred tax assets:
  Vacation accruals               $  694,000        $  607,000
  Depreciation                        50,000            98,000
  Deferred compensation              920,000           789,000
  Litigation                         479,000           387,000
  International asset sale           107,000           107,000
  Postemployment benefits              5,000            12,000
  Postretirement
    medical benefits                 427,000           374,000
                                  ----------        ----------
    Total deferred
     tax assets                   $2,682,000        $2,374,000
Deferred tax liabilities:
  Retainage                        2,662,000         1,410,000
                                  ----------        ----------
    Total deferred tax
     liabilities                  $2,662,000        $1,410,000

    Net deferred
     tax assets                   $   20,000        $  964,000

Significant components of the provision (benefit) for income taxes are as follows:

                                    1998              1997              1996

Current:
Federal                         $  798,000        $  208,000        $  734,000
State                              356,000            86,000           330,000
                                ----------        ----------        ----------

Total current                   $1,154,000        $  294,000        $1,064,000

Deferred:
Federal                         $  592,000        $  427,000        $ (239,000)
State                              352,000           187,000          (119,000)
                                ----------        ----------        ----------

Total deferred                  $  944,000        $  614,000        $ (358,000)
Income tax
expense                         $2,098,000        $  908,000        $  706,000

A reconciliation of federal income taxes at the statutory rate to the Company's income tax provision follows:

                               1998        1997          1996

Federal income
  tax rate                    34.0%        34.0%        34.0%

Non-deductible
  expenses and other           4.3          7.0          9.2

State taxes, net of
  federal tax effect          10.7         10.0         10.8
                            ------       ------       ------

                              49.0%        51.0%        54.0%

The Company made income tax payments of $618,000, $971,000, and $488,000 in 1998, 1997 and 1996, respectively. The Company received no income tax refunds in 1998, $7,000 in 1997 and $51,000 in 1996.

STV Group and Subsidiaries.


6.   EARNINGS PER SHARE

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

                                       Years ended September 30
                               1998               1997              1996

Net income                  $2,194,000        $  860,000        $  595,000

Weighted average
  shares for basic
  earnings per share         3,719,000         3,642,000         3,642,000

Weighted average
  shares for diluted
  earnings per share         3,959,000         3,803,000         3,746,000

Basic earnings
  per share                        .59               .24               .16

Diluted earnings
  per share                        .55               .23               .16

A 2-for-1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. This split and the effects of Statement 128 are reflected in the earnings per share and weighted average number of shares outstanding calculations above for all periods persented.

7.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation arising out of the ordinary course of business. The Company's management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial statements.

During 1992, the Company and its insurers settled a personal injury lawsuit for $5,400,000, of which $2,700,000 was paid by the Company's professional liability insurer from a funded indemnity program and $2,700,000 by the general liability insurer. As part of the settlement, the court had required that the limits of the Company's professional insurance coverage be reserved to pay this claim if the insurer is found liable. In connection with the lawsuit, a declaratory judgment action was filed on or about February, 1991 by the general liability insurer in the Supreme Court of New York pursuant to which the general liability insurer is seeking a judgment that the professional liability insurer and the Company are obligated to reimburse the general liability insurer for the payments which it made, plus expenses. The Company had counterclaimed against the general liability insurer, alleging breach of insurance contracts among other issues. In January 1998, the court dismissed the claim by the general liability carrier against the Company. This ruling has been appealed. The Company and its professional liability insurer believe that this matter should be covered under its general liability policy and that the professional liability insurer should be repaid the funds it advanced.

STV Group and Subsidiaries.

In addition, in 1992, the Company's former professional liability insurer was found liable for approximately $4,000,000 due to a previous arbitration proceeding allegedly relating to an asset acquisition. The judgment was reversed on appeal in 1994. The plaintiffs in that action filed an action to enforce the arbitration in the Supreme Court of New York in 1992 against the Company. On March 3, 1994 the plaintiffs sought to garnish the proceeds of the professional liability policy by commencing a proceeding in the Philadelphia Court of Common Pleas against the Company's professional liability insurer. The Company intervened in the garnishment proceeding and this proceeding has been stayed.

If the Company's professional liability insurer is found ultimately liable under these actions, the Company may be required to indemnify the professional liability insurer to the extent of the policy limits of $5,000,000. The Company has recognized the indemnity obligation by charges of $4,500,000 to operations in prior years, and the posting of a $1,000,000 letter of credit. The Company and the Company's professional liability insurer continue to deny liability and intend to vigorously pursue defenses available to them.

If the outcome of the aforementioned litigation is adverse to the Company and the Company is required to pay additional amounts, it could have a material adverse effect on the earnings and financial condition of the Company in the year such determination is made; however, management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial condition.

The Company sold its International Region as of March 13, 1997. No material gain or loss is anticipated as a result of the sale, pending final settlement. However, the Company does have contingent contractual liability to complete those projects assigned to the purchaser, should the purchaser be unable to complete them. Management does not believe such contingency would have a material impact on the Company's operating results.

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

                    Operating Leases

       1999          $      4,460,000
       2000                 3,420,000
       2001                 2,892,000
       2002                 2,115,000
       2003                 1,944,000
       Thereafter           9,012,000

Total  minimum
  lease payments     $     23,843,000

Rental expense under operating leases amounted to $4,314,000, $3,783,000 and $2,892,000 in 1998, 1997 and 1996, respectively.

STV Group and Subsidiaries.


8.   STOCK PLANS

On October 1, 1981,  the Company  initiated  an Employee  Stock  Ownership  Plan
(ESOP) which covers substantially all of its employees. Contributions to the plan are based on a percentage of eligible salaries. The total retirement expense for the years 1998, 1997 and 1996 was $1,144,000, $1,087,000 and
$1,002,000, respectively. The liability is funded through either the issuance of shares of Company stock (at fair market value on date of issuance) or a cash payment for future stock purchases. The Company will fund the 1998 contribution with cash payments throughout 1998 and 1999. At September 30, 1998, 2,541,000 shares of Company stock are held by the ESOP and are included in the earnings per share computations.

The Company's 1985 Stock Option Plan, for grants of options to officers and key employees, required that option prices be at least equal to the fair market value of the common stock at the date of grant. No additional grants are available under this plan. A new 1995 Stock Option Plan was approved in fiscal 1996. Options are exercisable one year from the date of grant and expire 10 years from the date of grant.

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per common share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998 and 1997: risk-free interest rates of 5 and 6 percent respectively, dividend yield of 0 percent, expected volatility of the market price of the Company's common stock of 18 percent, and a weighted -average expected life of the option of five years.

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

STV Group and Subsidiaries.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:

                                          1998               1997
Pro forma net income                $   1,849,000        $   774,000
Pro forma earnings per share                  .50                .21
Pro forma diluted earnings
  per share                                   .47                .20

Outstanding options to purchase shares of common stock have been granted to officers and employees at prices ranging from $2.06 to $4.38 per share. The weighted-average remaining contractual life of those options is 8.29 years. A summary of the option transactions is as follows:

                                      Year ended September 30
                                 1998             1997           1996
Options outstanding,
  beginning of period          245,000          190,000         190,000
Granted                        172,000           55,000              --
Effect of split                344,000               --              --
Exercised                     (139,000)              --              --
Canceled                        (5,000)              --              --
Options outstanding,
  end of period                617,000          245,000         190,000
Options exercisable            273,000          190,000         190,000
Shares available for
  future option grants         379,000          445,000         500,000

The weighted average fair value of options granted during fiscal 1998 and 1997 was $1.16 and $1.21 per share respectively. The weighted average exercise price of options granted during fiscal 1998 and 1997 was $4.22 and $4.00 respectively. The weighted average exercise price of options exercised in 1998 was $3.25. The weighted average exercise price of options outstanding at September 30, 1998 and 1997, was $3.69 and $2.65 respectively, while the weighted average exercise price of exercisable options at September 30, 1998, was $3.03.

On October 20, 1995, certain Company officers borrowed $125,000 from the Company to purchase 25,000 shares of common stock from an outside director of the Company. These loans were satisfied in 1998, plus interest at the Company's bank borrowing rate, by the Company acquiring shares of treasury stock from the officers.

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

STV Group and Subsidiaries.


The  following  table  presents  the  plan's  status   reconciled  with  amounts
recognized in the Company's balance sheet (current and long-term):

                                         1998                1997
Accumulated postretirement
  benefit obligation:
  Retirees                        $  (575,000)        $  (521,000)
  Fully eligible active
  plan participants                  (757,000)           (536,000)
  Other active
  plan participants                  (352,000)           (351,000)
                                  -----------         -----------
Accumulated
  postretirement
  benefit obligation              $(1,684,000)        $(1,408,000)
Unrecognized
  net gain                           (222,000)           (448,000)
Unrecognized prior
  service costs                        41,000              82,000
Unrecognized
  transition obligation               839,000             895,000
                                  -----------         -----------
Accrued postretirement
  benefit cost                    $(1,026,000)        $  (879,000)

Net periodic postretirement benefit costs include the following components:

                                   1998              1997             1996
Service cost                    $  32,000        $  36,000         $  43,000
   Interest cost                  114,000          101,000           119,000
Amortization of
   transition obligation
   over 20 years                   56,000           56,000            84,000
Unrecognized
   (gain) loss                     17,000           (3,000)          (49,000)
                                ---------        ---------         ---------
Net periodic
   postretirement
   benefit cost                 $ 219,000        $ 190,000         $ 197,000

Effective December 1,1995, STV switched from an indemnity to a combination indemnity and managed care program. The cost assumptions associated with a managed care plan are less than with an indemnity program. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.5 percent for 1998 (11 percent in 1997 and 11.5 percent in 1996) and is assumed to decrease gradually to 6 percent in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 1998, by $111,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998, 1997 and 1996 by $17,000, $16,000 and $20,000, respectively.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement  benefit  obligation  was 7.0 percent at September 30, 1998,  and
7.75 percent at September 30, 1997.

10.  MAJOR CUSTOMERS

The percentage of total revenues derived from contracts with the United States government for fiscal years 1998, 1997 and 1996 were 14 percent, 16 percent and 14 percent, respectively.

STV Group and Subsidiaries.

11.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            1998              1997
Deferred compensation liability payable in fixed monthly installments of
$11,542 through September 2006 with interest imputed at 16 percent                      $  623,000        $  659,000

Executive  deferred  compensation  liability for certain  executives with annual interest at 1 percent above prime rate as of November 1 payable
upon the termination of employment or approval of the Board of Directors                   699,000           634,000

Supplemental executive retirement agreements for two current executives payable
in monthly installments upon retirement with interest imputed at 7 percent. (1)            850,000           562,000

Other, including capital leases in 1997                                                    526,000           596,000
                                                                                        ----------        ----------
                                                                                         2,698,000         2,451,000
Less:  Current portion                                                                     564,000           632,000
                                                                                        ----------        ----------

                                                                                        $2,134,000        $1,819,000

1) These agreements for two current executives provide for annual future cash payments based on salary at retirement commencing September 2003 and September 2005, respectively. Subsequent to September 30, 1998, these agreements were superceded to provide for cash payments of $212,000 and $325,000 annually for a period of 15 years. The benefit will be accrued over the term of the employment agreements which extend through 2003. These payments would be increased should the cost of living index increase.

Interest paid during 1998, 1997 and 1996 amounted to $505,000, $1,310,000 and $1,472,000, respectively,

Annual maturities of long-term debt are as follows:

Year ending September 30

         1999            $   564,000
         2000                 49,000
         2001                 57,000
         2002                 67,000
         2003                 79,000
         Thereafter        1,882,000

STV Group and Subsidiaries.

12. QUARTERLY RESULTS (UNAUDITED) (All dollar amounts omit 000 except per share data.)


                                        Quarter                           Year
                      First       Second        Third        Fourth
Revenue from services:
         1998     $  24,135    $  25,997    $  25,550     $  29,574    $ 105,256
         1997     $  22,736    $  22,311    $  24,637     $  25,028    $  94,712

Operating revenue:
         1998     $  19,158    $  19,796    $  20,040     $  21,654    $  80,648
         1997     $  18,123    $  18,181    $  18,113     $  18,415    $  72,832

Gross profit:
         1998     $   2,583    $   2,582    $   2,744     $   3,159    $  11,068
         1997     $   1,918    $   2,092    $   2,138     $   2,322    $   8,470

Net income:
         1998     $     412    $     495    $     602     $     685    $   2,194
         1997     $     158    $     183    $     228     $     291    $     860

Basic earnings per share:
         1998     $     .11    $     .14    $     .16     $     .18    $     .59
         1997     $     .04    $     .05    $     .07     $     .08    $     .24

Diluted earnings per share:
         1998     $     .11    $     .12    $     .15     $     .17    $     .55
         1997     $     .04    $     .05    $     .06     $     .08    $     .23

A 2-for-1 stock split was effected at the close of business on April 13, 1998, for shareholders of record as of March 31, 1998. Earnings-per-share amounts have been restated to reflect this split.

                                    EXHIBITS

                                      Index

Exhibit 10.10        -  Officers' and Directors' Liability Policy

Exhibit 10.31        -  Employment Agreement of Dominick M. Servedio

Exhibit 10.32        -  Employment Agreement of Michael Haratunian

Exhibit 10.37        -  Amendment dated June 30, 1998, between the Company and
                        First Union Bank, decreasing the maximum amount of the line of credit as well as the borrowing rate and the amount charged for Letters of Credit.

Exhibit 13.1         -  "Common Stock Market Prices" from Company's Annual
                        Report to Shareholders

Exhibit 13.2         -  "Financial Highlights for Fiscal Years Ended September
                        30," 1994 through 1998 from Company's Annual Report to Shareholders.

Exhibit 21.1         -  Subsidiaries of the Company from Company's Annual Report to Shareholders

Exhibit 23.1         -  Consent of Ernst & Young LLP