Form 10-Q
period 1998-12-31
STV GROUP INC
filed 1999-02-16
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1998                   COMMISSION FILE NO. 0-3415

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


                                      (610)385-8200
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock $.50 par value
                                (Title of class)


As of December 31, 1998, there were 3,800,318 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X      NO

                                TABLE OF CONTENTS


                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS......................1

Part I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements.......................................2

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operation...................................7

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk.9

Part II:  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................10

          Item 2.   Changes in Securities.....................................10

          Item 3.   Defaults Upon Senior Securities...........................10

          Item 4.   Submission of Matters to a Vote of Security Holders.......10

          Item 5.   Other Information.........................................10

          Item 6.   Exhibits and Reports on Form 8-K..........................10

SIGNATURES....................................................................11

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

6. The Company's and its payors' and suppliers ability to implement a Year 2000 readiness program.

These and other factors have been discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

                PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

           STV GROUP, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

                          (UNAUDITED)

                                                                December 31, 1998   September 30, 1998

ASSETS
Current Assets
  Cash and Cash Equivalents                                           $3,985,000          $4,444,000
  Accounts Receivable                                                 24,366,000          23,485,000
  Costs and Estimated Profits of Uncompleted
  Contracts in Excess of Related Billings                             14,046,000          13,218,000
  Prepaid Income Taxes                                                    84,000              84,000
  Other Current Assets                                                   523,000           1,065,000
                                                                         -------           ---------

  Total Current Assets                                                43,004,000          42,296,000

Property and Equipment                                                 8,384,000           8,195,000

Less Accumulated Depreciation                                          6,805,000           6,642,000
                                                                       ---------           ---------

    Net Property and Equipment                                         1,579,000           1,553,000

Deferred Income Taxes                                                  1,882,000           1,882,000

Other Assets                                                             848,000             757,000
                                                                         -------             -------

      TOTAL                                                          $47,313,000         $46,488,000
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                                                  $6,712,000          $6,382,000
    Accrued Expenses                                                   7,643,000           7,772,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                   13,094,000          13,375,000
    Current portion of long term debt                                    304,000             564,000
    Deferred income taxes                                              1,862,000           1,862,000
                                                                       ---------           ---------

      Total Current Liabilities                                       29,615,000          29,955,000

  Long-Term Debt                                                       2,374,000           2,134,000
  Post-retirement Benefits                                               940,000             927,000

  Stockholders' Equity
    Common Stock                                                       2,025,000           2,025,000
    Capital in Excess of Par                                           3,350,000           3,350,000
    Retained Earnings                                                  9,780,000           8,868,000
                                                                       ---------           ---------

      Total                                                           15,155,000          14,243,000
        Less:  Treasury Stock                                            771,000             771,000
                                                                         -------             -------

      Total Stockholders' Equity                                      14,384,000          13,472,000

      TOTAL                                                          $47,313,000         $46,488,000
                                                                     ===========         ===========


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    December 31
                                                           1998                  1997

Revenue

  Total Revenue                                        $34,221,000           $24,127,000
    Less Subcontract and Procurement Costs              11,362,000             4,969,000
                                                        ----------             ---------

  Operating Revenue                                    $22,859,000           $19,158,000

Costs and Expenses

  Costs of Services and Sales                           19,402,000            16,583,000
  General and Administrative                             1,748,000             1,530,000
  Interest Expense                                          74,000               259,000
  Interest Income                                          (73,000)               (8,000)
                                                           -------                ------

Total Costs and Expenses                                21,151,000            18,364,000

Income Before Income Taxes                               1,708,000               794,000

Income Taxes                                               796,000               382,000
                                                           -------               -------

Net Income                                                $912,000              $412,000
                                                          ========              ========

Basic earnings per share:                                     $.24                  $.11
Diluted earnings per share:                                   $.22                  $.11


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        December 31
                                                                1998                1997

Operating Activities
  Net Income                                                   $912,000           $412,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                             189,000            185,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                      (881,000)          (184,000)
      Costs of uncompleted contracts in
        excess of billings and other current assets            (286,000)         3,103,000
      Accounts Payable and accrued expenses                      19,000           (843,000)
      Billing in excess of related costs                       (281,000)         4,064,000
      Current Income Taxes                                      435,000            371,000
                                                                -------            -------
        Net Cash provided by operating activities              $107,000         $7,108,000

Investing Activities
  Purchase of Property and Equipment                           (189,000)           (69,000)
  Purchase of Software                                         (119,000)            (7,000)
  Decrease (Increase) in other assets                             2,000             45,000
                                                                  -----             ------
    Net Cash provided (used) by investing activities          ($306,000)          ($31,000)

Financing Activities
  Proceeds from line of credit and long term
    borrowings                                                   -              24,125,000
  Principal payments on line of credit and long
    term borrowings                                            (260,000)       (31,484,000)
                                                               --------        -----------
    Net Cash used in financing activities                     ($260,000)       ($7,359,000)

  Increase (decrease) in cash and equivalents                  (459,000)          (282,000)
  Cash and equivalents at beginning of year                   4,444,000          1,153,000
                                                              ---------          ---------
  Cash and equivalents at end of period                      $3,985,000           $871,000
                                                             ==========           ========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 1998

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

2.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    EARNINGS PER SHARE

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


                                          THREE MONTHS ENDED
                                  Dec. 31, 1998         Dec. 31, 1997


Basic earnings per share                $0.24                 $0.11
Shares outstanding                  3,800,318             3,642,492

Diluted earnings per share              $0.22                 $0.11
Shares outstanding                  4,074,906             3,811,488


Earnings per share and average common shares and equivalents for prior periods were adjusted to reflect the 2-for-1 stock split effected April 13, 1998.

4.       RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to their 1999 presentation.

5.       NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 (fiscal 1999 year end reporting for the Company). The Company is evaluating the disclosure requirements of SFAS No. 131 and currently believes that its adoption will have no material impact on its future disclosure requirements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total  revenues for the quarter ended  December 31, 1998 (first  quarter  fiscal
1999) increased 42% as compared to the first quarter of fiscal 1998 and increased 15.7% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 19.3% as compared to the first quarter of fiscal 1998 and increased 5.6% as compared to the previous quarter due to the magnitude of awarded contracts.

Pass-through costs increased 128.7% compared to the first quarter of fiscal 1998 and increased 43.5% from the previous quarter. Pass-through costs vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 84.9% for the first quarter of fiscal 1999 from 86.6% in the first quarter of fiscal 1998 and from 85.4% in the previous quarter. While the decrease in the percentage from the fourth quarter of fiscal 1998 was due to an increase in operating revenues noted above, the costs of services also increased from the previous quarter due to an increase in engineering services costs.

General and administrative expense, expressed as a percentage of operating revenue, is 7.6% in the first quarter of fiscal 1999 and is lower than the 8.0% recorded in the first quarter of fiscal 1998 and 8.1% in the previous quarter again primarily due to an increase in operating revenues.

Interest expense, net of interest income, expressed as a percentage of operating revenues, decreased to less than .1% for the first quarter of fiscal 1999 from 1.3% in the first quarter of fiscal 1998 and decreased from .5% in the previous quarter. This decrease is due to the elimination in bank borrowings as a result of continued improvement in cash position and interest earned from invested cash.

Income tax expense for the first quarter of fiscal 1999 was 46.6% of pre-tax income compared to 48.1% in the first quarter of fiscal 1998 and 48.4% in the previous quarter. The decrease is due to non-deductible expenses being lower as a percentage of increased first quarter pre-tax income.

Diluted earnings per common share for the first quarter of fiscal 1999 was $.22 cents versus $.11 for the first quarter of fiscal 1998. A 2-for-1 stock split was effective April 13, 1998 for stockholders of record as of March 31, 1998. Prior period earnings per share and weighted average number of shares outstanding have been adjusted to reflect this split.

Financial Condition and Liquidity

Working capital increased to $13,389,000 from $12,341,000 in the previous quarter. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $15.5 million based on accounts receivable and work-in-progress of which approximately $13.3 million is currently available. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment and has purchased a new project management and accounting system.

The Company has been notified by NASDAQ that NASDAQ has determined that the Company meets the listing requirements for inclusion in the National Market System.

The Company's backlog at December 31, 1998 is approximately $145 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The following are filed as exhibits to Part I of this Form 10Q:

                 Exhibit 10.38 - First Amendment To Employment Agreement with Dominick M. Servedio

                 Exhibit 10.39 - First Amendment To Employment Agreement with Michael Haratunian

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  February 16, 1999                   By:  /s/ Dominick M. Servedio
---------------------                      -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  February 16, 1999                   By:  /s/ Peter W. Knipe
---------------------                      -------------------------------------
     Date                                  Peter W. Knipe
                                           Secretary/Treasurer