Form 10-Q
period 1999-03-31
STV GROUP INC
filed 1999-05-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999                      COMMISSION FILE NO. 0-3415

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


As of March 31, 1999, there were 3,813,818 shares of common stock of the registrant outstanding.

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

Part I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements and Related Notes......................2

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operation....................................7

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk.10

Part II: OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................11

         Item 2.   Changes in Securities......................................11

         Item 3.   Defaults Upon Senior Securities............................11

         Item 4.   Submission of Matters to a Vote of Security Holders........11

         Item 5.   Other Information..........................................11

         Item 6.   Exhibits and Reports on Form 8-K...........................11

SIGNATURES....................................................................12

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements regarding the Company's ability to meet its liquidity needs, control costs, backlog and potential revenue growth, certain statements in Notes to Condensed Consolidated Financial Statements, and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

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

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                 March 31, 1999     September 30, 1998

ASSETS
Current Assets
  Cash and Cash Equivalents                                           $7,053,000          $4,444,000
  Accounts Receivable                                                 26,774,000          23,485,000
  Costs and Estimated Profits of Uncompleted
  Contracts in Excess of Related Billings                             16,447,000          13,218,000
  Prepaid Income Taxes                                                    84,000              84,000
  Other Current Assets                                                    92,000           1,065,000
                                                                          ------           ---------

  Total Current Assets                                                50,450,000          42,296,000

Property and Equipment                                                 6,055,000           8,195,000

Less Accumulated Depreciation                                          4,479,000           6,642,000
                                                                       ---------           ---------

    Net Property and Equipment                                         1,576,000           1,553,000

Deferred Income Taxes                                                  1,882,000           1,882,000

Other Assets                                                             729,000             757,000
                                                                         -------             -------

      TOTAL                                                          $54,637,000         $46,488,000
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                                                  $6,924,000          $6,382,000
    Accrued Expenses                                                  10,988,000           7,772,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                   16,043,000          13,375,000
    Current portion of long term debt                                    108,000             564,000
    Deferred income taxes                                              1,862,000           1,862,000
                                                                       ---------           ---------

      Total Current Liabilities                                       35,925,000          29,955,000

  Long-Term Debt                                                       2,391,000           2,134,000
  Post-retirement Benefits                                               995,000             927,000

  Stockholders' Equity
    Common Stock                                                       2,032,000           2,025,000
    Capital in Excess of Par                                           3,375,000           3,350,000
    Retained Earnings                                                 10,690,000           8,868,000
                                                                      ----------           ---------

      Total                                                           16,097,000          14,243,000
        Less:  Treasury Stock                                            771,000             771,000
                                                                         -------             -------

      Total Stockholders' Equity                                      15,326,000          13,472,000

      TOTAL                                                          $54,637,000         $46,488,000
                                                                     ===========         ===========


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       March 31                       March 31
                                                               1999            1998              1999             1998

Revenue

  Total Revenue                                            $33,345,000      $25,986,000       $67,566,000      $50,113,000
    Less Subcontract and Procurement Costs                   9,587,000        6,190,000        20,949,000       11,159,000
                                                             ---------        ---------        ----------       ----------

  Operating Revenue                                        $23,758,000      $19,796,000       $46,617,000      $38,954,000

Costs and Expenses

  Costs of Services and Sales                               19,955,000       17,225,000        39,357,000       33,808,000
  General and Administrative                                 2,115,000        1,492,000         3,863,000        3,022,000
  Interest Expense                                              40,000          100,000           114,000          359,000
  Interest Income                                              (78,000)         (11,000)         (151,000)         (19,000)
                                                               -------          -------          --------          -------

Total Costs and Expenses                                    22,032,000       18,806,000        43,183,000       37,170,000

Income Before Income Taxes                                   1,726,000          990,000         3,434,000        1,784,000

Income Taxes                                                   816,000          495,000         1,612,000          877,000
                                                               -------          -------         ---------          -------

Net Income                                                    $910,000         $495,000        $1,822,000         $907,000
                                                              ========         ========        ==========         ========

Basic earnings per share:                                         $.24             $.14              $.48             $.24
Diluted earnings per share:                                       $.22             $.13              $.44             $.23


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     March 31
                                                                1999            1998

Operating Activities
  Net Income                                                 $1,822,000        $907,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                             421,000         363,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                    (3,289,000)     (1,036,000)
      Costs of uncompleted contracts in
        excess of billings and other current assets          (2,256,000)      1,284,000
      Accounts Payable and accrued expenses                   3,888,000       1,581,000
      Billing in excess of related costs                      2,668,000       4,533,000
      Current Income Taxes                                      195,000         796,000
                                                                -------         -------
        Net Cash provided by operating activities            $3,449,000      $8,428,000

Investing Activities
  Purchase of Property and Equipment                           (364,000)        (97,000)
  Purchase of Software                                         (142,000)        (10,000)
  Decrease in other assets                                       90,000          59,000
                                                                 ------          ------
    Net Cash used in investing activities                     ($416,000)       ($48,000)

Financing Activities
  Proceeds from issuance of common stock                         32,000          46,000
  Proceeds from line of credit and long term
    borrowings                                                        0      48,700,000
  Principal payments on line of credit and long
    term borrowings                                            (456,000)    (56,638,000)
                                                               --------     -----------
    Net Cash used in financing activities                     ($424,000)    ($7,892,000)

  Increase in cash and cash equivalents                       2,609,000         488,000
  Cash and cash equivalents at beginning of year              4,444,000       1,153,000
                                                              ---------       ---------
  Cash and cash equivalents at end of period                 $7,053,000      $1,641,000
                                                             ==========      ==========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

2.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    EARNINGS PER SHARE

SFAS No. 128, "Earnings per Share," replaced primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                 March 31, 1999        March 31, 1998         March 31, 1999        March 31, 1998
                                 --------------        --------------         --------------        --------------

Basic earnings per share                $0.24                 $0.14                  $0.48                $0.24
Shares outstanding                  3,806,546             3,658,608              3,803,432            3,738,616

Diluted earnings per share              $0.22                 $0.13                  $0.44                $0.23
Shares outstanding                  4,149,513             3,916,888              4,112,210            3,864,188


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total  revenues for the quarter  ended March 31, 1999 (second  quarter of fiscal
1999) increased 28.3% as compared to the second quarter of fiscal 1998 and decreased 2.6% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the second quarter of fiscal 1999 increased 20.0% as compared to the second quarter of fiscal 1998 and increased 3.9% as compared to the previous quarter due to the magnitude of awarded contracts.

Pass through costs, expressed as a percentage of total revenues, increased to 28.8% compared to 23.9% in the second quarter of fiscal 1998 and decreased from 33.2% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, decreased to 84.0% for the second quarter of fiscal 1999 from 87.0% for the second quarter of fiscal 1998 and 84.9% for the first quarter of fiscal 1999. While the decrease in the percentages from the first quarter of fiscal 1999 and second quarter of 1998 was due to an increase in operating revenues noted above, the absolute cost of services also increased from the previous quarters due to an increase in labor related expenses and information technology costs.

General and administrative expense, expressed as a percentage of operating revenue, was 8.9% in the second quarter of fiscal 1999 and is higher than the 7.5% recorded in the second quarter of fiscal 1998 and 7.6% in the previous quarter. The increase from the second quarter of fiscal 1998 is due to increased labor and labor related expenses while the increase from the previous quarter is primarily due to higher utilization of outside services.

Interest income, net of interest expense, expressed as a percentage of operating revenues, increased to a positive .2% in the second quarter of fiscal 1999 compared to negative .4% in the second quarter of fiscal 1998 and less than .1% in the previous quarter. This improvement is due to the elimination of bank borrowings as a result of a continued improvement in cash position and interest earned from invested cash.

Income tax expense for the second quarter of fiscal 1999 was 47.3% of pre-tax income compared to 46.6% in the first quarter of fiscal 1999 and 50.0% of pre-tax income for the same period last year. The slightly higher rate from the first quarter is due to a slightly higher effective tax rate. The decrease is due to non-deductible expenses being lower as a percentage of increased second quarter pre-tax income from last year.

Diluted earnings per common share for the second quarter of fiscal 1999 was $.22 cents versus $.13 cents for the second quarter of fiscal 1998. A 2-for-1 stock split was effective April 13, 1998 for stockholders of record as of March 31, 1998. Prior period earnings per share and weighted average number of shares outstanding have been adjusted to reflect this split.

Financial Condition and Liquidity

Working capital increased to $14,525,000 at March 31, 1999 from $13,389,000 at December 31, 1998. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $15.5 million based on accounts receivable and work-in-progress of which approximately $14.2 million is currently available. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment and has purchased and converted to a new project management and accounting system.

The Company's backlog at March 31, 1999 is approximately $200 million, in principal part, reflecting STV's award, in a joint venture, of the tunnel engineering contract for the New York Metropolitan Transportation Authority's East Side Access project. This $2.3 billion project extends Long Island Rail Road service to Manhattan's East Side into Grand Central Terminal. The Company expects that the magnitude of this project will provide the impetus for future revenue growth.

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

STV has recently acquired and installed new financial and project management systems that are certified Year 2000-compliant. The Company is also continuing on a normal basis to replace or upgrade other systems that may not be compliant. This process will be completed in 1999. Costs of becoming 2000 compliant will not be materially more than normal information technology (IT) purchases and associated IT costs. However, STV has taken and will continue to take reasonable and prudent actions, consistent with the standards of care prevalent in the industry, to comply with Year 2000 requirements and to prevent interruptions to STV operations. The Company has taken action to obtain certification from its suppliers, including suppliers of IT and non-IT systems. These responses are currently being analyzed and remedial action will be taken with those suppliers who are deemed non-compliant. In addition, STV has notified its clients of Year 2000 compliance actions and issues, and is now beginning to test the Company's in-house equipment and software under simulated Year 2000 conditions to further ensure that normal operation will continue beyond 2000. Finally, STV operations managers have informed all design personnel of Y2K requirements to ensure that all STV design products meet Y2K standards. A steering committee of senior managers meets monthly to coordinate and manage all Year 2000 issues, both internally and externally. The cost of this endeavor is not believed to be material.

The maximum potential risk exposure to STV is as follows: (a) Disruptions could occur with the failure of project-specific applications or unique computer assisted design and drafting and other software products that are not Year 2000-compliant. This would halt or delay completion of engineering or construction designs and could subject STV to litigation for failure to complete designs according to contract timetables; and (b) There is the potential for a governmental unit or other large client to have 2000 compliance problems in remitting to the Company or otherwise interrupting collections or bank processes. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. Ongoing testing of equipment and software will considerably lessen the risk of failure, and the Company currently has a contingency plan to immediately replace any defective computer or software system. This plan is considered adequate because all STV systems are PC-based, and STV has sufficient hardware, software and financial assets to make such corrections on a near real-time basis.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders

           The Annual Meeting of Shareholders of STV Group, Incorporated was held Tuesday, March 30, 1999 at which the following Directors were elected for a term of three (3) years:

           Ray M. Monti
           G. Michael Stakias

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The following are filed as exhibits to Part I of this Form 10Q:

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  May 14, 1999                        By:  /s/ Dominick M. Servedio
----------------                           -------------------------------------
     Date                                  Dominick M. Servedio
                                           President and Chief Executive Officer






  May 14, 1999                        By:  /s/ Peter W. Knipe
----------------                           -------------------------------------
     Date                                  Peter W. Knipe
                                           Secretary/Treasurer