Form 10-Q
period 1999-06-30
STV GROUP INC
filed 1999-08-13
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1999                       COMMISSION FILE NO. 0-3415

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


As of June 30, 1999, there were 3,823,818 shares of common stock of the registrant outstanding.

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

Part I:  FINANCIAL INFORMATION

         Item 1. Financial Statements and Related Notes.......................2

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operation.........................................7

         Item 3. Quantitative and Qualitative Disclosures about Market Risk..10

Part II: OTHER INFORMATION

         Item 1. Legal Proceedings...........................................11

         Item 2. Changes in Securities.......................................11

         Item 3. Defaults Upon Senior Securities.............................11

         Item 4. Submission of Matters to a Vote of Security Holders.........11

         Item 5. Other Information...........................................11

         Item 6. Exhibits and Reports on Form 8-K............................11

SIGNATURES...................................................................12

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

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30, 1999     September 30, 1998
ASSETS
Current Assets
  Cash and Cash Equivalents                                            $4,073,000          $4,444,000
  Accounts Receivable                                                  28,649,000          23,485,000
  Costs and Estimated Profits of Uncompleted
    Contracts in Excess of Related Billings                            15,717,000          13,218,000
  Prepaid Income Taxes                                                     84,000              84,000
  Other Current Assets                                                    702,000           1,065,000
                                                                          -------           ---------

  Total Current Assets                                                 49,225,000          42,296,000

Property and Equipment                                                  6,338,000           8,195,000

Less Accumulated Depreciation                                           4,636,000           6,642,000
                                                                        ---------           ---------

    Net Property and Equipment                                          1,702,000           1,553,000

Deferred Income Taxes                                                   1,882,000           1,882,000

Other Assets                                                              797,000             757,000
                                                                          -------             -------

      TOTAL                                                           $53,606,000         $46,488,000
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                                                   $6,716,000          $6,382,000
    Accrued Expenses                                                    8,235,000           7,772,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                    16,844,000          13,375,000
    Current portion of long term debt                                      43,000             564,000
    Deferred income taxes                                               1,862,000           1,862,000
                                                                        ---------           ---------

      Total Current Liabilities                                        33,700,000          29,955,000

  Long-Term Debt                                                        2,630,000           2,134,000
  Post-retirement Benefits                                                995,000             927,000

  Stockholders' Equity
    Common Stock                                                        2,036,000           2,025,000
    Capital in Excess of Par                                            3,414,000           3,350,000
    Retained Earnings                                                  11,602,000           8,868,000
                                                                       ----------           ---------

      Total                                                            17,052,000          14,243,000
        Less:  Treasury Stock                                             771,000             771,000
                                                                          -------             -------

      Total Stockholders' Equity                                       16,281,000          13,472,000

      TOTAL                                                           $53,606,000         $46,488,000
                                                                      ===========         ===========


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               June 30                          June 30
                                                         1999           1998              1999            1998

Revenues

  Total Revenues                                     $34,670,000     $25,550,000      $102,236,000     $75,682,000
    Less Subcontract and Procurement Costs             9,813,000       5,510,000        30,762,000      16,688,000
                                                       ---------       ---------        ----------      ----------

  Operating Revenue                                  $24,857,000     $20,040,000       $71,474,000     $58,994,000

Costs and Expenses

  Costs of Services and Sales                         20,902,000      17,296,000        60,259,000      51,118,000
  General and Administrative                           2,228,000       1,535,000         6,091,000       4,557,000
  Interest Expense                                        35,000          59,000           149,000         418,000
  Interest Income                                        (77,000)        (31,000)         (228,000)        (64,000)
                                                         -------         -------          --------         -------

Total Costs and Expenses                              23,088,000      18,859,000        66,271,000      56,029,000

Income Before Income Taxes                             1,769,000       1,181,000         5,203,000       2,965,000

Income Taxes                                             857,000         579,000         2,469,000       1,456,000
                                                         -------         -------         ---------       ---------

Net Income                                              $912,000        $602,000        $2,734,000      $1,509,000
                                                        ========        ========        ==========      ==========

Basic earnings per share:                                   $.24            $.16              $.72            $.41
Diluted earnings per share:                                 $.22            $.15              $.65            $.38


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                       June 30
                                                                 1999            1998

Operating Activities
  Net Income                                                  $2,734,000      $1,509,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                              632,000         512,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                     (5,164,000)     (3,042,000)
      Costs of uncompleted contracts in
        excess of billings and other current assets           (2,136,000)      1,302,000
      Accounts Payable and accrued expenses                    1,364,000       2,642,000
      Billing in excess of related costs                       3,469,000       6,666,000
      Current Income Taxes                                        (3,000)      1,051,000
                                                                  ------       ---------
        Net Cash provided by operating activities               $896,000     $10,640,000

Investing Activities
  Purchase of Property and Equipment                            (653,000)       (461,000)
  Purchase of Software                                          (272,000)       (203,000)
  Decrease in other assets                                       104,000          51,000
                                                                 -------          ------
    Net Cash used in investing activities                      ($821,000)      ($613,000)

Financing Activities
  Proceeds from issuance of common stock                          75,000          84,000
  Proceeds from line of credit and long term
    borrowings                                                         0      55,261,000
  Principal payments on line of credit and long
    term borrowings                                             (521,000)    (65,303,000)
                                                                --------     -----------
    Net Cash used in financing activities                      ($446,000)    ($9,958,000)

  (Decrease) increase in cash and cash equivalents              (371,000)         69,000
  Cash and cash equivalents at beginning of year               4,444,000       1,153,000
                                                               ---------       ---------
  Cash and cash equivalents at end of period                  $4,073,000      $1,222,000
                                                              ==========      ==========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

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

                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                  June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
                                  -------------         -------------          -------------         -------------

Basic earnings per share                $0.24                 $0.16                  $0.72                $0.41
Shares outstanding                  3,815,686             3,744,740              3,807,517            3,691,946

Diluted earnings per share              $0.22                 $0.15                  $0.65                $0.38
Shares outstanding                  4,231,841             4,102,795              4,175,114            3,943,723


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total revenues for the quarter ended June 30, 1999 (third quarter fiscal 1999) increased 35.7% as compared to the third quarter of fiscal 1998 and increased 4.0% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 24.0% as compared to the third quarter of fiscal 1998 and increased 4.6% as compared to the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, increased to 28.3% as compared to 21.6% in the third quarter of fiscal 1998 and decreased from 28.8% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, decreased to 84.1% for the third quarter of fiscal 1999 from 86.3% in the third quarter of fiscal 1998 and increased from 84.0% in the previous quarter. The decrease in the percentage from the third quarter of fiscal 1998 was due mainly to operating revenues increasing faster than costs. The costs of services as a percentage of revenues remained comparable to the previous quarter.

General and administrative expense, expressed as a percentage of operating revenue, increased to 9.0% in the third quarter of fiscal 1999 from 7.7% in the third quarter of fiscal 1998 and is comparable to 8.9% recorded in the previous quarter. The increase from the third quarter of fiscal 1998 is due to increases in labor, labor related expenses and legal costs.

Interest income, net of interest expense, expressed as a percentage of operating revenues, is a positive .2% in the third quarter of fiscal 1999 compared to a negative .1% in the third quarter of fiscal 1998 and comparable to a positive
 .2% in the previous quarter. This improvement from last year is due to the elimination of bank borrowings as a result of a continued improvement in cash position and interest earned from invested cash.

Income tax expense for the third quarter of fiscal 1999 was 48.4% of pre-tax income compared to 47.3% in the second quarter of fiscal 1999 and 49.0% of pre-tax income for the same period last year. The slightly higher rate from the second quarter is due to a slightly higher effective tax rate.

Diluted earnings per common share for the third quarter of fiscal 1999 was $.22 cents versus $.15 cents for the third quarter of fiscal 1998. A 2-for-1 stock split was effective April 13, 1998 for stockholders of record as of March 31, 1998. Prior period earnings per share and weighted average number of shares outstanding have been adjusted to reflect this split.

Financial Condition and Liquidity

Working capital increased to $15,525,000 at June 30,1999 from $14,525,000 at March 31, 1999. Capital resources available to the Company include an existing line of credit for working capital. The current limit is a maximum of $15.5 million based on accounts receivable and work-in-progress of which approximately $14.2 million is currently available. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment and has purchased and converted to a new project management and accounting system.

The Company's backlog at June 30, 1999 is approximately $200 million, in principal part, reflecting STV's award, in a joint venture, of the tunnel engineering contract for the New York Metropolitan Transportation Authority's East Side Access project. This $2.3 billion project extends Long Island Rail Road service to Manhattan's East Side into Grand Central Terminal. The Company expects that the magnitude of this project will provide the impetus for future revenue growth.

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

STV has recently acquired and installed new financial and project management systems that are certified Year 2000-compliant. The Company is also continuing on a normal basis to replace or upgrade other systems that may not be compliant. This process will be completed in 1999. Costs of becoming 2000 compliant will not be materially more than normal information technology (IT) purchases and associated IT costs. However, STV has taken and will continue to take reasonable and prudent actions, consistent with the standards of care prevalent in the industry, to comply with Year 2000 requirements and to prevent interruptions to STV operations. The Company has taken action to obtain certification from its suppliers, including suppliers of IT and non-IT systems. These responses are currently being analyzed and remedial action is currently being taken with those suppliers who are deemed non-compliant. In addition, STV has notified its clients of Year 2000 compliance actions and issues, and is now completing the testing of the Company's in-house equipment and software under simulated Year 2000 conditions to further ensure that normal operation will continue beyond 2000. Finally, STV operations managers have informed all design personnel of Y2K requirements to ensure that all STV design products meet Y2K standards. A steering committee of senior managers meets monthly to coordinate and manage all Year 2000 issues, both internally and externally. The cost of this endeavor is not believed to be material.

The maximum potential risk exposure to STV is as follows: (a) Disruptions could occur with the failure of project-specific applications or unique computer assisted design and drafting and other software products that are not Year 2000-compliant. This would halt or delay completion of engineering or construction designs and could subject STV to litigation for failure to complete designs according to contract timetables; and (b) There is the potential for a governmental unit or other large client to have 2000 compliance problems in remitting to the Company or otherwise interrupting collections or bank processes. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. Ongoing testing of equipment and software will considerably lessen the risk of failure, and the Company currently has a contingency plan to immediately replace any defective computer or software system in the event of problems. This plan is considered adequate because all STV systems are PC-based, and STV has sufficient hardware, software and financial assets to make such corrections on a near real-time basis.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The following are filed as exhibits to Part I of this Form 10Q:

                 Exhibit 10.40 - Employment Agreement for Peter W. Knipe

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  August 13, 1999                     By:  /s/ Dominick M. Servedio
------------------                         -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  August 13, 1999                     By:  /s/ Peter W. Knipe
------------------                         -------------------------------------
     Date                                  Peter W. Knipe
                                           Secretary/Treasurer