Form 10-K
period 1999-09-30
STV GROUP INC
filed 1999-12-29
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended                             Commission File Number
   September 30, 1999                                          0-3415

                            STV GROUP, INCORPORATED
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-1698231
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

205 West Welsh Drive, Douglassville, Pennsylvania 19518
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 385-8200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Shares ($.50 par)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]       No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 29, 1999 is $24,196,064. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 29, 1999 is as follows:

                             Common Shares 3,832,818

DOCUMENTS INCORPORATED BY REFERENCE
                  Part II                   Part III
                  Annual Report             Proxy Statement
                  to Shareholders           for fiscal 1999
                  for fiscal 1999

(1) Based on the last traded price on November 29, 1999. Excludes 808,310 shares held by executive officers, directors and shareholders owning in excess of 10% of the Company's common stock (other than the 2,466,229 shares held in trust by the ESOP which are included). The information provided shall in no way be construed as an evaluation by the Company of the market price of such common stock, nor shall it be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company and any such inference is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities Exchange Commission.

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

     The Company's projects frequently require the service of a firm with diverse capabilities. For example, a particular project may require electrical engineers, civil engineers, draftsmen and other professional personnel. Each of STV Group, Inc.'s subsidiaries customarily staffs a particular project with personnel from the respective firm's offices. Where appropriate, however, multifirm project teams are formed with qualified professionals drawn from the entire Company. Management believes that close cooperation among the STV Group, Inc. subsidiaries, under its management, assures proper control and support for all Company activities. As of September 30, 1999, the Company employed 1,143 people.

Services

     The principal areas in which the Company provides services and the approximate percentage of the Company's revenue attributable to each service area are set forth below:*

                                                    Year Ended September 30,
                                                  1999      1998         1997

Architectural Engineering                          24%       27%          24%
Civil, Highway, Bridge, Airport
 and Port Engineering                              34        24           24
Defense Systems Engineering                         1         3            4
Industrial Process Engineering                      2         2            2
Transportation Engineering                         31        39           39
Other Engineering Services and Design Build         8         5            7
___________________
* The Company does not record revenue data according to each service area. However, to provide an approximation of the revenue attributable to each service area, the Company has analyzed contract revenue in the fiscal year according to its principal service area. The aggregate revenue each year of these contracts is at least 75% of the consolidated revenue for these fiscal years.

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

Customers

     The following table sets forth the percentage of contract revenues derived from each of the following customers for the periods indicated:

                                                   Year Ended September 30,
                                                1999        1998        1997 (1)
U.S. Government Contracts....................     9%         14          16%
State and Local Government Contracts.........    66          56          56
Foreign Government Contracts.................     0           0           1
Private Contracts............................    25          30          27
__________
     (1) In fiscal year 1997 the Company sold the International Region which accounted for 1.4% of total revenues in countries other than the United States.

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

Accounts Receivable and Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

     Accounts receivable and costs and estimated profits of uncompleted contracts in excess of related billings represented 78% and 79% of total assets as of September 30, 1999 and 1998, respectively. Accounts receivable are comprised of billed receivables, while costs and estimated profits of uncompleted contracts in excess of related billings are essentially unbilled receivables. Unbilled receivables represent payment obligations for which invoices have not or cannot be presented until a later period. The reasons for which invoices are not presented may include normal invoice preparation lag, lack of billable documents to be supplied by the client, and excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected. The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under any government contracts.

Backlog

     Backlog represents the value of existing contracts less the portion of such contracts included in revenues on the basis of percentage-of-completion. The Company's backlog for services as of September 30, 1999 and 1998 was approximately $200,000,000 and $150,000,000, respectively. The Company's backlog includes anticipated pass through costs such as reimbursement for travel, purchase of supplies and sub-contracts. Over the last three years, pass through costs, as a percent of total revenues, have been 29.9% in 1999, 23.3% in 1998, and 23.1% in 1997.

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

Personnel

     As of September 30, 1999, the Company had 1,143 employees, of whom 1,004 were engaged in engineering and architectural services, 101 were engaged in administration and 38 in marketing.

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

ITEM 2.   PROPERTIES

     The Company's executive offices and a principal engineering office are located in a modern 58,000 square foot building leased by the Company in Douglassville, Pennsylvania, pursuant to a lease which expires in October, 2011.

     The Company leases office facilities in a number of other locations in the United States at which it performs engineering and architectural consulting and design services, including a facility of approximately 69,000 square feet in New York, New York, pursuant to a 15 year lease which expires in May, 2014.

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

     During 1992, the Company and its insurers settled a personal injury lawsuit for $5,400,000, of which $2,700,000 was paid by the Company's professional liability insurer from a funded indemnity program and $2,700,000 by the general liability insurer. As part of the settlement, the court had required that the limits of the Company's professional insurance coverage be reserved to pay this claim if the insurer is found liable. In connection with the lawsuit, a declaratory judgment action (the "Skinner Litigation") was filed on or about February, 1991 by the general liability insurer in the Supreme Court of New York pursuant to which the general liability insurer sought a judgment that the professional liability insurer and the Company are obligated to reimburse the general liability insurer for the payments which it made, plus expenses. The Company counterclaimed against the general liability insurer, alleging breach of insurance contracts among other issues. In January 1998, the court dismissed the claim by the general liability carrier against the Company. Following an appellate court decision affirming the Company's entitlement to recovery, the litigation was settled in September, 1999 by the general liability insurer paying the Company $2,600,000 and reimbursing the Company's professional liability insurer $2,700,000.

     In addition, in 1992, the Company's former professional liability insurer was found liable for approximately $4,000,000 due to a previous arbitration proceeding allegedly relating to an asset acquisition. The judgment was reversed on appeal in 1994. The plaintiffs in that action filed an action to enforce the arbitration in the Supreme Court of New York in 1992 against the Company. On March 3, 1994 the plaintiffs sought to garnish the proceeds of the professional liability policy by commencing a proceeding in the Philadelphia Court of Common Pleas against the Company's professional liability insurer. The Company intervened in the garnishment proceeding. This proceeding had been stayed pending resolution of the Skinner Litigation. The Company and the Company's professional liability insurer continue to deny liability and intend to vigorously pursue defenses available to them. If the outcome of the litigation is adverse to the Company and the Company is required to pay amounts in excess of the policy limits of its insurance policy, it could have a material adverse effect on the earnings and financial condition of the Company in the year such determination is made; however, management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                             Position with STV Group, Inc. Business
         Name                    Age         Experience During the Past 5 Years
         ----                    ---         ---------------------------------------
Michael Haratunian (1)            66         Chairman of the Board of STV Group, Inc.

Dominick M. Servedio (2)          59         Director,  President,  Chief Executive Officer and Chief Operating Officer of
                                             STV Group,  Inc. and President,  Chief Executive Officer and Chief
                                             Operating Officer of STV Incorporated

W. A. Sanders II (3)              52         Senior Vice President of STV Incorporated

Peter W. Knipe (4)                50         Chief Financial Officer and Secretary/
                                             Treasurer of STV Group, Inc.

(1) Mr. Haratunian has been associated with the Company continuously since 1972 in various capacities and was appointed President of Seelye, Stevenson, Value & Knecht, Inc. in 1977 and Director and Executive Vice-President of Engineering of STV Group, Inc. in 1981 and assumed the Presidency of STV Group, Inc. in 1988. He served as Chief Executive Officer from 1991 until 1998 and as Chairman of the Board since 1993. Mr. Haratunian is a registered professional engineer.

(2) Mr. Servedio joined the Company is 1977 as Vice President of Seelye, Stevenson, Value & Knecht, Inc. and was appointed Executive Vice President in 1982. He was appointed President of Seelye, Stevenson, Value & Knecht, Inc. and Executive Vice President of STV Group, Inc. in 1988. Mr. Servedio was elected President of STV Group, Inc. in 1993 and Chief Executive Officer of STV Group, Inc. in 1999. Mr. Servedio is a registered professional engineer.

 (3) Mr. Sanders has been associated with the Company continuously since 1968 in various capacities and was appointed Executive Vice President of Sanders & Thomas in 1991. Mr. Sanders is a registered professional engineer.

(4) Mr. Knipe joined the Company in 1979, was appointed Controller in 1983 and was elected Treasurer in 1987, Secretary in 1993 and Chief Financial
      Officer in 1999. In addition to his position with the Company, he serves as a director and officer of certain subsidiaries of the Company.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The information contained under the caption "Common Stock Market Prices" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Financial Highlights for Fiscal Years Ended September 30, 1995 through 1999" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's Annual Report to Shareholders for the fiscal year ended September 30,1999 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk exposures to the Company are not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The report of independent auditors and consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended September 30, 1999, are included in Part IV, Item 14 of this Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the caption "Executive Compensation" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the caption "Security Ownership" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS.

     The information contained under the caption "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (A)  The following documents are filed as part of this report;

          (1)  Financial Statements:

               Report of Independent Auditors

               Consolidated Balance Sheets - September 30, 1999 and 1998

               Consolidated Statements of Income - Years ended September 30, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity - Years ended September 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows - Years ended September 30, 1999, 1998 and 1997

               Notes to Consolidated  Financial  Statements - September 30, 1999

          (2)  Financial statement schedules required by Item 8.

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (B)  Reports on Form 8-K.

          There were no reports on Form 8-K for the fiscal year ended September 30, 1999.

     (C)  Exhibits filed pursuant to Item 601 of Regulation S-K:

******       3.1    Amended and restated Articles of Incorporation of the
                    Company.

******       3.2    By-Laws of the Company, as amended.

***          3.3    Amendment to Section 1.04 of the By-Laws of the Company.

*            4.1    Specimen Common Stock Certificate of the Company.

*           10.1    Loan Agreement, undated, between the Company and Richard L.
                    Holland, relating to the purchase of 48,779 shares of Common
                    Stock. +

***         10.2    Asset Acquisition Agreement, dated September 22, 1987,
                    between STV/WAI, Inc. and Michael Lynn Assoc., P.C. relating to the acquisition by STV/Michael Lynn Associates, Inc. of certain assets of Michael Lynn Assoc., P.C.

*           10.3    Lease, dated October 3, 1980, between the Company and Montco
                    Investors Realty Company, relating to the Company's executive and engineering offices in Pottstown, Pennsylvania.

*           10.4    Lease, dated August 30, 1983, between the Company and Montco
                    Investors Realty Company, relating to the addition to the Company's offices in Pottstown, Pennsylvania and granting the Company an option to extend its lease for such facility for two additional five-year periods.

*           10.5    Lease, dated November 22, 1983, accompanying Workletter,
                    dated October 12, 1983, and letters (2) dated November 22,
                    1983 between the Company and 225 Fourth Company, providing for the renovation and use of office space at 225 Park
                    Avenue South, New York, New York.

*           10.6    STV Engineers, Inc. Employee Stock Ownership Plan, dated
                    January 7, 1982, and STV Engineers Employee Stock Ownership
                    Plant Trust Agreement, dated January 7, 1982, and Amendment
                    No. 1 thereto, dated May 14, 1982. +

*            10.7   STV Revised Pension Plan. +

*            10.8   STV, Inc. Money Purchase Pension Plan. +

             10.9   Officers' and Directors' Liability Policy. +

***         10.10   Employment Agreement of Richard L. Holland. +

****        10.11   Stipulation of Amendment to Employee Stock Ownership Plan
                    effective October 1, 1984. +

***         10.12   Loan Agreement, dated February 28, 1986, between the Company and First Pennsylvania Bank, N.A., relating to the Company's
                    $13,000,000 line of credit.

***         10.13   Amendment, dated November 26, 1986, to the Loan Agreement
                    between the company and First Pennsylvania Bank, N.A., increasing the limit of standby letters of credit in the Agreement to $3,500,000.

***         10.14   STV Engineers, Inc. 1985 Stock Option Plan. +

***         10.15   Lease, dated January 27, 1986, and Amendments thereto,
                    between Company and 225 Fourth Company providing for the use of office space at 233 Park Avenue, New York, New York.

***         10.16   Amendment, dated May 28, 1987, between the Company and First
                    Pennsylvania Bank, N.A., decreasing the interest rate for short term borrowings and the creation of a $1,500,000 term loan.

***         10.17   Amendment, dated November 12, 1987, increasing the line of credit to $17,000,000.

*****       10.18   Amendment, dated June 1, 1990 between the Company and First
                    Pennsylvania Bank, NA increasing the interest rate for short term borrowings.

******      10.19   Amendment dated September 30, 1991, between the company and
                    CoreStates Bank, N.A., decreasing the maximum amount of the line of credit and increasing the charge for issuing letters of credit.

*******     10.20   Lease extension dated March 13, 1992 between the Company and
                    225 Fourth Company relating to an extension of seven years, four months for use of office space at 225 Park Avenue
                    South, New York, New York.

*******     10.21   Agreement effective January 1, 1992 relating to ACEC medical and life insurance. +

*******     10.22   Agreement dated August 29, 1991 relating to U. S. Healthcare medical insurance. +

*********** 10.23   Employment Agreement of Dominick M. Servedio. +

*********** 10.24   Employment Agreement of Michael Haratunian. +

*********   10.25   Amendment to the STV Group Incorporated Employee Stock
                    Ownership Plan. +

**********  10.26   Lease, dated August 21, 1995, and Addendums thereto, between the Company and Dame Enterprises, relating to the Company's executive and engineering offices in Douglassville, Pennsylvania.

**********  10.27   Agreement effective July 1, 1996 with Corporate Health
                    Insurance Company providing Group Health Insurance - Custom
                    Plan. +

**********  10.28   Agreement effective December 1, 1996 with U. S. Healthcare providing medical insurance.

*********** 10.29   Amendment dated June 30, 1998, between the Company and First
                    Union Bank, decreasing the maximum amount of the line of credit as well as reducing the borrowing rate and the amount charged for Letters of Credit.

*********** 10.30   STV Group, Incorporated 1995 Stock Option Plan.

            10.31 First Amendment To Employment Agreement with Dominick M. Servedio. +

            10.32 First Amendment To Employment Agreement with Michael Haratunian. +

            10.33   Employment Agreement for Peter W. Knipe. +

            10.34 Lease dated July 28, 1999 between the Company and 225 Fourth LLC relating to the Company's executive and engineering offices at 225 Park Avenue, South, New York, New York.

            13.1    The Company's Annual Report to Shareholders.

            21.1 Subsidiaries of the Company from Company's Annual Report to Shareholders.

            23.1    Consent of Ernst & Young LLP.

            27.0    Financial Data Schedule

+ Management contract or compensatory plan.
____________

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

***********         Incorporated by reference from Form 10-K and the Annual
                    Report for the year ended September 30, 1998.

************        Incorporated by reference from Proxy Statement for the year ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 1999                        STV GROUP, INCORPORATED
                                            --------------------------------
                                                    (Registrant)

                                        By: /s/ Dominick M. Servedio
                                            ----------------------------
                                            DOMINICK M. SERVEDIO,
                                            Chief Executive Officer, President,
                                            Chief Operating Officer and Director
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           CAPACITY                          DATE

/s/ Michael Haratunian
-------------------------      Chairman of the Board,          December 29, 1999
MICHAEL HARATUNIAN             and Director (Principal
                               Executive Officer)

/s/ Dominick M. Servedio
-------------------------      Chief Executive Officer,        December 29, 1999
DOMINICK M. SERVEDIO           President, Chief Operating
                               Officer and Director

/s/ Peter W. Knipe
-------------------------      Chief Financial Officer,        December 29, 1999
PETER W. KNIPE                 Secretary/Treasurer
                               (Principal Accounting
                               and Financial Officer)

/s/ Richard L. Holland         Director                        December 29, 1999
-------------------------
RICHARD L. HOLLAND

/s/ G. Michael Stakias         Director                        December 29, 1999
-------------------------
G. MICHAEL STAKIAS

/s/ Ray M. Monti               Director                        December 29, 1999
-------------------------
RAY M. MONTI

/s/ Maurice L. Meier           Director                        December 29, 1999
-------------------------
MAURICE L. MEIER

/s/ William J. Doyle           Director                        December 29, 1999
-------------------------
WILLIAM J. DOYLE

                              FINANCIAL STATEMENTS

                                      Index

Report of Independent Auditors                                               17

Consolidated Balance Sheets                                                  18

Consolidated Statements of Income                                            19

Consolidated Statements of Stockholders' Equity                              19

Consolidated Statements of Cash Flows                                        20

Notes to Consolidated Financial Statements                                   21

                         REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
STV Group, Incorporated

We have audited the accompanying consolidated balance sheets of STV Group, Incorporated and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STV Group, Incorporated and Subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP

Harrisburg, Pennsylvania
October 29, 1999

Consolidated Balance Sheets
STV Group and Subsidiaries

                                                                         September 30
                                                                   1999                1998
Assets
Current Assets:
Cash and cash equivalents                                      $ 7,248,000        $ 4,444,000
Accounts receivable                                             30,590,000         23,485,000
Costs and estimated profits of uncompleted contracts in
   excess of related billings                                   17,029,000         13,218,000
Prepaid income taxes                                                     0             84,000
Prepaid expenses and other current assets                          829,000          1,065,000
                                                               -----------        -----------
   Total Current Assets                                         55,696,000         42,296,000
Property and equipment, net                                      1,813,000          1,553,000
Deferred income taxes                                            2,443,000          1,882,000
Other assets                                                       782,000            757,000
                                                               -----------        -----------

    Total Assets                                               $60,734,000        $46,488,000

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturity of long-term debt                             $   110,000        $   564,000
Accounts payable                                                 7,675,000          6,382,000
Billings on uncompleted contracts in excess of related
   costs and estimated profits                                  17,094,000         13,375,000
Accrued payroll and related expenses                             8,174,000          5,812,000
Accrued expenses                                                 2,037,000          1,864,000
Deferred income taxes                                            2,137,000          1,862,000
Income tax payable                                                 876,000             96,000
                                                               -----------        -----------
    Total Current Liabilities                                   38,103,000         29,955,000
Long-term debt                                                   2,794,000          2,134,000
Post-retirement benefits                                         1,070,000            927,000
                                                               -----------        -----------
    Total Liabilities                                           41,967,000         33,016,000

Commitments and contingencies
Stockholders' Equity:
Preferred stock, authorized 2,000,000 shares, no par,
   no shares issued or outstanding                                       0                  0
Convertible preferred stock, cumulative,
   authorized 2,000,000 shares, issuable in series,
   no shares issued or outstanding                                       0                  0
Common stock, par $ .50, authorized 12,000,000 shares            2,041,000          2,025,000
Capital in excess of par                                         3,445,000          3,350,000
Retained earnings                                               14,052,000          8,868,000
                                                               -----------        -----------
                                                                19,538,000         14,243,000
Less: Treasury stock                                               771,000            771,000
                                                               -----------        -----------
       Total Stockholders' Equity                               18,767,000         13,472,000
                                                               -----------        -----------

     Total Liabilities and Stockholders' Equity                $60,734,000        $46,488,000

See notes to consolidated financial statements.

Consolidated Statements of Income
STV Group and Subsidiaries

                                                   For the Fiscal Year Ended September 30
                                              1999                   1998                 1997

Total revenues                           $ 138,940,000         $ 105,178,000         $  94,676,000
Subcontract and procurement costs           41,502,000            24,530,000            21,844,000
                                         -------------         -------------         -------------
Operating revenue                           97,438,000            80,648,000            72,832,000

Costs and expenses:
    Costs of services                       82,185,000            69,658,000            64,398,000
    General and administrative               8,438,000             6,307,000             5,322,000
                                         -------------         -------------         -------------
    Total costs and expenses                90,623,000            75,965,000            69,720,000

Insurance settlement                         2,600,000                     0                     0
Interest expense                              (195,000)             (469,000)
                                                                                        (1,380,000)
Interest income                                350,000                78,000                36,000
                                         -------------         -------------         -------------

Other income (expense)                       2,755,000              (391,000)           (1,344,000)

Income before income taxes                   9,570,000             4,292,000             1,768,000
Income tax expense                           4,386,000             2,098,000               908,000
                                         -------------         -------------         -------------
Net income                               $   5,184,000         $   2,194,000         $     860,000

Basic earnings per share                 $        1.36         $         .59         $         .24
Diluted earnings per share               $        1.24         $         .55         $         .23


Consolidated Statements of Stockholders' Equity
STV Group and Subsidiaries

                                           Common Stock                                                       Treasury Stock
                                                                    Capital in
                                     Number                          excess of        Retained            Number
                                    of shares       Amount              par           earnings          of shares         Amount

Balance, September 30, 1996        1,920,972      $ 1,921,000      $ 3,003,000      $ 5,814,000           99,726      $   271,000

   Net income for the year                                                              860,000

Balance, September 30, 1997        1,920,972      $ 1,921,000      $ 3,003,000      $ 6,674,000           99,726      $   271,000

   Treasury stock purchases                                                                               28,992          500,000

   Exercise of options               138,726          104,000          347,000

   2-for-1 stock split             1,989,456                                                             120,118

   Net income for the year                                                            2,194,000

Balance, September 30, 1998        4,049,154      $ 2,025,000      $ 3,350,000      $ 8,868,000          248,836      $   771,000

   Exercise of options                32,500           16,000           95,000

   Net income for the year                                                            5,184,000

Balance, September 30, 1999        4,081,654      $ 2,041,000      $ 3,445,000      $14,052,000          248,836      $   771,000

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
STV Group and Subsidiaries

                                                                           For the Fiscal Year Ended September 30

                                                                        1999                1998                1997
Operating Activities
   Net income                                                       $  5,184,000       $  2,194,000       $    860,000
   Adjustments to reconcile net income to net cash provided
     by operating activities
          Depreciation                                                   887,000            741,000            795,000
          Deferred income taxes                                         (286,000)           944,000            585,000

     Changes in operating assets and liabilities
          Accounts receivable                                         (7,105,000)        (3,331,000)           350,000
          Costs and estimated profits of uncompleted
             contracts in excess of related billings and other
             current assets                                           (3,575,000)         2,017,000           (487,000)
          Accounts payable and other liabilities                       4,703,000          2,440,000            204,000
          Billings on uncompleted contracts in excess of
             related costs and estimated profits                       3,719,000          8,989,000             68,000
          Current income taxes                                           864,000            515,000           (641,000)
                                                                    ------------       ------------       ------------
          Net cash provided by operating activities                 $  4,391,000       $ 14,509,000       $  1,734,000

Investing Activities
   Purchase of property and equipment                               $   (961,000)      $   (843,000)      $   (724,000)
   Purchase of software                                                 (348,000)          (254,000)          (107,000)
   Decrease in other assets                                              137,000             68,000             28,000
   Purchase of treasury stock                                                  0           (342,000)                 0
                                                                    ------------       ------------       ------------
          Net cash used in investing activities                     $ (1,172,000)      $ (1,371,000)      $   (803,000)

Financing Activities
   Proceeds from issuance of common stock                           $    111,000       $    451,000       $          0
   Proceeds from line of credit and long term borrowings                       0         55,073,000         92,435,000
   Principal payments on line of credit and long term
     borrowings                                                         (526,000)       (65,371,000)       (92,241,000)
                                                                    ------------       ------------       ------------
          Net cash (used in) provided by financing
            activities                                              $   (415,000)      $ (9,847,000)      $    194,000

          Increase in cash                                             2,804,000          3,291,000          1,125,000

Cash and cash equivalents at beginning of year                         4,444,000          1,153,000             28,000

Cash and cash equivalents at end of year                            $  7,248,000       $  4,444,000       $  1,153,000

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
STV Group and Subsidiaries

1.  Significant Accounting Policies
Basis of Presentation
STV and its subsidiaries specialize in consulting engineering, architectural, planning, environmental, construction management and related services. The Company's clients consist primarily of various governmental agencies, with an increasing presence in the private sector in geographic regions throughout the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of STV and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
STV uses the percentage-of-completion method of accounting for contract revenues. Progress toward completion is measured on a contract-by-contract basis using direct labor costs incurred to date as compared with estimated total labor costs at completion. The asset, "Cost and estimated profits of uncompleted contracts in excess of related billings," represents revenues recognized in excess of amounts billed. The liability, "Billings on uncompleted contracts in excess of related costs and estimated profits," represents billings in excess of revenues recognized. Significant changes in contract terms affecting the results of operations are recorded and recognized in the period in which the revisions are determined.

Fair Value of Financial Instruments
STV's financial instruments consist primarily of cash and cash equivalents, which includes all highly liquid investments, trade receivables, investments in U.S. treasury bills, trade payables, and debt instruments. The book values of cash and cash equivalents, trade receivables, U.S. treasury bills, and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt approximates fair value. The fair value of the deferred compensation plan liability is estimated to be $741,000.

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

Long-lived Assets
The carrying amount of the long-lived assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that book value of assets to be held or disposed of exceeds the undiscounted future cash flows, an impairment loss would be recognized for the excess of book over fair values.

New Accounting Standards
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which STV adopted in 1998. All disclosures as required by SFAS 128 are included in Note 6 to the financial statements.

STV Group and Subsidiaries

2. Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings
Costs and estimated profits of uncompleted contracts at September 30, 1999 and 1998, respectively, are as follows:

                               1999               1998
Costs and estimated earn-
   ings on uncompleted
   contracts               $  462,774,000   $  350,044,000
Less billings to date         462,839,000      350,201,000
                           --------------   --------------
                           $      (65,000)  $     (157,000)

Costs and estimated profits of uncompleted contracts are included in the accompanying balance sheets under the following captions:

                              1999                1998
Costs and estimated
  profits of uncompleted
  contracts in excess of
  related billings           $ 17,029,000    $  13,218,000

Billings on uncompleted
  contracts in excess of
  related costs and
  estimated profits            17,094,000       13,375,000
                             ------------    -------------
                             $    (65,000)   $    (157,000)

Included in accounts receivable are retainages related to uncompleted contracts in the amounts of $7,683,000 in 1999 and $7,225,000 in 1998. The collection of retainages generally coincides with final project acceptance.


3.  Property and Equipment
Property and equipment, at cost, are as follows:
                              1999               1998
Land                      $     54,000       $      54,000

Equipment                    2,934,000           4,572,000

Furniture and fixtures       1,903,000           1,825,000

Leasehold
  improvements               1,754,000           1,744,000
                          ------------       -------------
                          $  6,645,000       $   8,195,000
Less:
Accumulated
  depreciation and
  amortization               4,832,000           6,642,000
                          ------------       -------------
                          $  1,813,000       $   1,553,000

4.  Note Payable
STV's current credit facility, as amended, includes a note payable on demand (no borrowings outstanding during the year ended September 30, 1999) which bears interest at the bank's base rate (9.5 percent at September 30, 1999) and is secured by substantially all assets. The weighted average interest rate was 9.7 percent in fiscal 1998. The bank also provides letters of credit which incur a charge of 1.5 percent of the face value. Currently, $1,982,000 letters of credit are outstanding. The face value of the letters of credit and note payable cannot exceed a maximum of $15,500,000 based on accounts receivable and contracts in progress balances.

An agreement with the bank contains covenants regarding additional debt and stockholders' equity. The covenants include maintaining a minimum tangible net worth, a maximum total debt to tangible net worth ratio, and a minimum working capital amount.

5.  Income Taxes
STV uses the liability method of accounting for income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

STV Group and Subsidiaries

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998, are as follows:
                                    1999            1998
Deferred tax assets:
  Vacation accruals             $  827,000      $  694,000
  Depreciation                      15,000          50,000
  Deferred compensation          1,245,000         920,000
  Litigation                       613,000         479,000
  International asset sale          34,000         107,000
  Postemployment benefits                0           5,000
   State taxes                     178,000               0
  Postretirement
    medical benefits               507,000         427,000
                                ----------      ----------
    Total deferred
     tax assets                 $3,419,000      $2,682,000

Deferred tax liabilities:
  Retainage                      3,113,000       2,662,000
                                ----------      ----------
    Total deferred tax
     liabilities                $3,113,000      $2,662,000

    Net deferred
     tax assets                 $  306,000      $   20,000

Significant components of the provision (benefit) for income taxes are as follows:

                        1999              1998             1997
Current:
Federal               3,191,000       $   798,000      $   208,000

State                 1,481,000           356,000           86,000
                    -----------       -----------      -----------

Total current       $ 4,672,000       $ 1,154,000      $   294,000

Deferred:
Federal             $  (242,000)      $   592,000      $   427,000
State                   (44,000)          352,000          187,000
                    -----------       -----------      -----------

Total deferred      $  (286,000)      $   944,000      $   614,000

Income tax
expense             $ 4,386,000       $ 2,098,000      $   908,000

A reconciliation of federal income taxes at the statutory rate to the Company's income tax provision follows:

                                   1999       1998       1997
Federal income tax rate            34.0%      34.0%      34.0%
Non-deductible expenses
  and other                         2.1        4.3        7.0
State taxes, net of federal
  tax effect                        9.9       10.7       10.0
                                 ------     ------     ------

                                   46.0%      49.0%      51.0%

STV made income tax payments of $3,808,000, $639,000, and $971,000 in 1999, 1998 and 1997, respectively. The Company received $58,000 in income tax refunds in 1999 and $7,000 in 1997.

6.  Earnings per Share
Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

                                   Years ended September 30
                              1999           1998             1997
Net income                $5,184,000      $2,194,000      $  860,000

Weighted average
  shares for basic
  earnings per share       3,813,000       3,719,000       3,642,000

Weighted average
  shares for diluted
  earnings per share       4,186,000       3,959,000       3,803,000

Basic earnings
  per share                     1.36             .59             .24

Diluted earnings
  per share                     1.24             .55             .23

A 2-for-1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. This split and the effects of adopting SFAS No. 128, "Earnings Per Share," in 1998 are reflected in the earnings per share and weighted average number of shares outstanding calculations above for all periods presented.

STV Group and Subsidiaries

7.  Commitments and Contingencies
STV is involved in various litigation arising out of the ordinary course of business. The Company's management believes that the final resolution of this litigation will not have a material adverse effect on STV's financial statements.

During 1992, STV and its insurers settled a personal injury lawsuit for $5,400,000, of which $2,700,000 was paid by the Company's professional liability insurer from a funded indemnity program and $2,700,000 by the general liability insurer. As part of the settlement, the court had required that the limits of STV's professional insurance coverage be reserved to pay this claim if the insurer is found liable. In connection with the lawsuit, a declaratory judgment action (the "Skinner Litigation") was filed on or about February 1991 by the general liability insurer in the Supreme Court. Pursuant to this, the general liability insurer is seeking a judgment that the professional liability insurer and STV are obligated to reimburse the general liability insurer for the payments which it made, plus expenses. STV had counterclaimed against the general liability insurer, alleging breach of insurance contracts among other issues. In January 1998, the court dismissed the claim by the general liability carrier against the Company. Following an appellate court decision affirming the Company's entitlement to recover, the litigation was settled in September 1999 by the general liability company paying the Company $2,600,000 and reimbursing the Company's professional liability insurer $2,700,000. Diluted earnings per share increased by approximately $ .37 per share in 1999 related to this settlement.

In addition, in 1992, STV's former professional liability insurer was found liable for approximately $4,000,000 due to a previous arbitration proceeding allegedly relating to an asset acquisition. The judgment was reversed on appeal in 1994. The plaintiffs in that action filed an action to enforce the arbitration in the Supreme Court in 1992 against the Company. On March 3, 1994, the plaintiffs sought to garnish the proceeds of the professional liability policy by commencing a proceeding in the Philadelphia Court of Common Pleas against STV's professional liability insurer. The Company intervened in the garnishment proceeding. This proceeding had been stayed pending resolution of the Skinner Litigation. The litigation is now moving forward.

If the outcome of this litigation is adverse to STV, and the Company is required to pay amounts in addition to the policy limits of the insurance policy, it could have a material adverse effect on STV's earnings and financial condition in the year such determination is made. However, management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial condition.

STV sold its International Region as of March 13, 1997. A gain of $170,000 was recorded by the Company. However, the Company does have contingent contractual liability to complete those projects assigned to the purchaser, should the purchaser be unable to complete them. Management does not believe such contingency would have a material impact on the Company's operating results.

STV has noncancellable lease agreements for the use of office space and equipment. These agreements expire on varying dates and in some instances contain renewal options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Future minimum lease payments under noncancellable leases (excluding automobile leases) with remaining terms of more than one year are due as follows:

                           Operating Leases

                    2000              $ 5,328,000
                    2001                4,607,000
                    2002                3,449,000
                    2003                3,051,000
                    2004                3,013,000
                    Thereafter         32,379,000

                    Total minimum
                    lease payments    $51,827,000

Rental expense under operating leases amounted to $4,380,000, $4,314,000 and $3,783,000 in 1999, 1998 and 1997, respectively.

8.  Stock Plans

On October 1, 1981, STV initiated an Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. Contributions to the plan are based on a percentage of eligible salaries. The total retirement expense for the years 1999, 1998 and 1997 was $1,157,000, $1,144,000, and $1,087,000, respectively.
The liability is funded through either the issuance of shares of Company stock (at fair market value on date of issuance) or a cash

STV Group and Subsidiaries

payment for future stock purchases. The Company will fund the 1999 contribution with cash payments throughout 1999 and 2000. At September 30, 1999, 2,466,229 shares of STV stock are held by the ESOP and are included in the earnings per share computations.

The Company's 1985 Stock Option Plan, for grants of options to officers and key employees, required that option prices be at least equal to the fair market value of the common stock at the date of grant. No additional grants are available under this plan. A new 1995 Stock Option Plan was approved in fiscal 1996. Options are exercisable one year from the date of grant and expire 10 years from the date of grant. No additional grants are available under this plan.

STV has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per common share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999 and 1998: risk-free interest rates of 5 percent, dividend yield of 0 percent, expected volatility of the market price of STV's common stock of 44 and 18 percent, respectively, and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. STV's pro forma information is as follows:

                                          1999             1998
Pro forma net income                  $ 4,145,000      $ 1,849,000
Pro forma basic earnings per share    $      1.09      $       .50
Pro forma diluted earnings per share  $       .99      $       .47

Outstanding options to purchase shares of common stock have been granted to officers and employees at prices ranging from $2.06 to $7.79 per share. The weighted-average remaining contractual life of those options is 8.01 years. A summary of the option transactions is as follows:

                                        Year ended September 30
                                 1999            1998              1997
Options outstanding,
  beginning of period          617,000          245,000          190,000
Granted                        550,000          172,000           55,000
Effect of split                     --          344,000               --
Exercised                      (32,500)        (139,000)              --
Canceled                        (4,000)          (5,000)              --
Options outstanding,
  end of period              1,130,500          617,000          245,000
Options exercisable            582,000          273,000          190,000
Shares available for
  future option grants               0          546,000          445,000

The weighted average fair value of options granted during fiscal 1999 and 1998 was $2.98 and $1.16 per share, respectively. The weighted average exercise price of options granted during fiscal 1999 and 1998 was $6.49 and $4.22, respectively. The weighted average exercise price of options exercised in 1999 and 1998 was $3.44 and $3.25, respectively. The weighted average exercise price of options outstanding at September 30, 1999 and 1998, was $5.06 and $3.69, respectively, while the weighted average exercise price of exercisable options at September 30, 1999, was $3.70.

On October 20, 1995, certain STV officers borrowed $125,000 from the Company to purchase 25,000 shares of common stock from an outside STV director. These loans were satisfied in 1998, plus interest at the Company's bank borrowing rate, by the Company acquiring shares of treasury stock from the officers.

STV Group and Subsidiaries

9.  Postretirement Benefit and Pension Plans
STV sponsors a defined benefit health care plan that provides postretirement medical benefits to all current and retired officers and their spouses upon attaining age 65, or age 55 with 10 years of service. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year.

The following table presents the plan's status reconciled with amounts recognized in the Company's balance sheet (current and long-term):

                                       1999             1998
Changes in plan assets:
  Fair value of plan assets
    at beginning of year                   0                 0
  Employer contributions              70,000            73,000
  Benefits paid                      (70,000)           73,000
                                 -----------       -----------
Fair value of plan assets
  at year end                              0                 0

Accumulated
  postretirement
  benefit obligation             $(1,612,000)      $(1,684,000)
Unrecognized
  net gain                          (356,000)         (222,000)
Unrecognized prior
  service costs                            0            41,000
Unrecognized
  transition obligation              783,000           839,000
                                 -----------       -----------
Accrued postretirement
  benefit cost                   $(1,185,000)      $(1,026,000)

Net periodic postretirement benefit costs include the following components:

                                     1999            1998            1997
Service cost                      $  32,000       $  32,000       $  36,000
Interest cost                       112,000         114,000         101,000
Amortization of transition
  obligation over 20 years           56,000          56,000          56,000
Amortization of unrecognized
   prior service cost                41,000          41,000          41,000
Amortization of unrecognized
   gain                             (12,000)        (24,000)        (44,000)
                                  ---------       ---------       ---------
Net periodic postretirement
   benefit cost                   $ 229,000       $ 219,000       $ 190,000

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0 percent for 1999 (10.5 percent for 1998 and 11 percent in 1997) and is assumed to decrease gradually to 6 percent in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 1999, by $180,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999, 1998 and 1997 by $18,000, $17,000, and $16,000, respectively.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0 percent at September 30, 1999, and 7.0 percent at September 30, 1998.

STV has a defined contribution savings and investment plan covering substantially all employees. Employees may contribute up to 15 percent of base salary to the plan, excluding highly compensated employees, which are limited to 8 percent. The plan was amended to include a discretionary company match in 1999. Plan provisions have established a company match of $ .25 for each $1 contributed on the first 4 percent of employee contributions, with an additional match at the discretion of the Board of Directors. In 1999, the Company's Board of Directors elected to increase the match by 50 percent. The Company's cost for this plan was $468,000 in 1999.

10.  Major Customers
The percentage of total revenues derived from contracts with the United States government for fiscal years 1999, 1998 and 1997 was 9 percent, 14 percent and 16 percent, respectively.

STV Group and Subsidiaries

11.  Long-Term Debt
Long-term debt consists of the following:

                                                                                          1999             1998
Deferred compensation liability payable in fixed monthly installments of
$11,542 through September 2006 with interest imputed at 16 percent                    $  581,000      $  623,000

Executive  deferred  compensation  liability for certain  executives with annual interest at 1 percent above prime rate as of November 1 payable upon the
termination of employment or approval of the Board of Directors                          490,000         699,000

Supplemental  executive retirement agreements for two current executives payable in monthly installments upon retirement with interest imputed
at 7 percent. (1)                                                                      1,833,000         850,000

Other, including capital leases in 1998                                                        0         526,000
                                                                                      ----------      ----------
                                                                                       2,904,000       2,698,000
Less:  Current portion                                                                   110,000         564,000
                                                                                      ----------      ----------

                                                                                      $2,794,000      $2,134,000

Interest paid during 1999, 1998 and 1997 amounted to $147,000, $505,000 and $1,310,000, respectively.

Annual maturities of long-term debt are as follows:

Year ending September 30

                      2000             $    110,000
                      2001                   57,000
                      2002                   67,000
                      2003                   79,000
                      2004                   93,000
                      Thereafter          2,498,000

(1) These agreements for two current executives provide for annual future cash payments at retirement commencing October 2003 and January 2004, respectively. These agreements provide for cash payments of $325,000 and $234,000 annually for a period of 15 years. The benefit will be accrued over the term of the employment agreements which extend through 2003. These payments would be increased should the cost of living index increase.

STV Group and Subsidiaries

12.  Quarterly Results (unaudited)

     (All dollar amounts omit 000 except per share data.)

                                                              Quarter                                            Year
                                 First              Second               Third              Fourth
Revenue from services:
         1999                  $  34,221           $  33,345           $  34,670          $  36,704           $ 138,940
         1998                  $  24,127           $  25,986           $  25,525          $  29,540           $ 105,178


Operating revenue:
         1999                  $  22,859           $  23,758           $  24,857          $  25,964           $  97,438
         1998                  $  19,158           $  19,796           $  20,040          $  21,654           $  80,648

Gross profit:
         1999                  $   3,457           $   3,803           $   3,955          $   4,038           $  15,253
         1998                  $   2,575           $   2,571           $   2,750          $   3,094           $  10,990


Net income:
         1999                  $     912           $     910           $     912          $   2,450           $   5,184
         1998                  $     412           $     495           $     602          $     685           $   2,194


Basic earnings per share:
         1999                  $     .24           $     .24           $     .24          $     .64           $    1.36
         1998                  $     .11           $     .14           $     .16          $     .18           $     .59

Diluted earnings per share:
         1999                  $     .22           $     .22           $     .22          $     .58           $    1.24
         1998                  $     .11           $     .13           $     .15          $     .17           $     .55


In the fourth quarter of 1999, STV was paid $2,600,000 as settlement of a litigation claim. This settlement increased net income by approximately $1,500,000, or $ .37 per diluted share.

A 2-for-1 stock split was effected at the close of business on April 13, 1998, for shareholders of record as of March 31, 1998. Earnings-per-share amounts have been restated to reflect this split.

                                    EXHIBITS

                                      Index

Exhibit 10.9        - Officers' and Directors' Liability Policy

Exhibit 10.31       - First Amendment To Employment Agreement with Dominick M.
                      Servedio.

Exhibit 10.32       - First Amendment To Employment Agreement with Michael
                      Haratunian.

Exhibit 10.33       - Employment Agreement for Peter W. Knipe.

Exhibit 10.34       - Lease dated July 28, 1999  between  the  Company  and
                      225 Fourth LLC relating to the Company's executive and engineering offices at 225 Park Avenue, South, New York, New York.

Exhibit 13.1        - The Company's Annual Report to Shareholders.

Exhibit 21.1        - Subsidiaries of the Company from Company's Annual Report to Shareholders

Exhibit 23.1        - Consent of Ernst & Young LLP

Exhibit 27.0        - Financial Data Schedule