Form 10-Q
period 1999-12-31
STV GROUP INC
filed 2000-02-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1999                   COMMISSION FILE NO. 0-3415

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


As of December 31, 1999, there were 3,836,818 shares of common stock of the registrant outstanding.

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

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operation.........................6

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk.8

Part II:  OTHER INFORMATION

          Item 1.   Legal Proceedings..........................................9

          Item 2.   Changes in Securities......................................9

          Item 3.   Defaults Upon Senior Securities............................9

          Item 4.   Submission of Matters to a Vote of Security Holders........9

          Item 5.   Other Information..........................................9

          Item 6.   Exhibits and Reports on Form 8-K...........................9

SIGNATURES....................................................................10

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

These and other factors have been discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                 December 31, 1999   September 30, 1999
ASSETS
Current Assets
  Cash and Cash Equivalents                                            $2,385,000          $7,248,000
  Accounts Receivable                                                  34,524,000          30,590,000
  Costs and Estimated Profits of Uncompleted
    Contracts in Excess of Related Billings                            16,024,000          17,029,000
  Prepaid Expenses and Other Current Assets                               509,000             829,000
                                                                          -------             -------

  Total Current Assets                                                 53,442,000          55,696,000

Property and Equipment                                                  7,163,000           6,645,000

Less Accumulated Depreciation                                           5,032,000           4,832,000
                                                                        ---------           ---------

    Net Property and Equipment                                          2,131,000           1,813,000

Deferred Income Taxes                                                   2,443,000           2,443,000

Other Assets                                                              846,000             782,000
                                                                          -------             -------

      TOTAL                                                           $58,862,000         $60,734,000
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                                                   $6,020,000          $7,675,000
    Accrued Expenses                                                    9,002,000          10,211,000
    Billings on Uncompleted Contracts in Excess of
      Related Costs                                                    16,122,000          17,094,000
    Current portion of long term debt                                     103,000             110,000
    Deferred income taxes                                               2,137,000           2,137,000
    Income tax payable                                                  1,253,000             876,000
                                                                        ---------             -------

      Total Current Liabilities                                        34,637,000          38,103,000

  Long-Term Debt                                                        3,065,000           2,794,000
  Post-retirement Benefits                                              1,070,000           1,070,000

  Stockholders' Equity
    Common Stock                                                        2,043,000           2,041,000
    Capital in Excess of Par                                            3,461,000           3,445,000
    Retained Earnings                                                  15,357,000          14,052,000
                                                                       ----------          ----------

      Total                                                            20,861,000          19,538,000
        Less:  Treasury Stock                                             771,000             771,000
                                                                          -------             -------

      Total Stockholders' Equity                                       20,090,000          18,767,000

      TOTAL                                                           $58,862,000         $60,734,000
                                                                      ===========         ===========


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                       December 31
                                                      1999         1998
Revenues

Total Revenues                                     $34,246,000       $34,221,000
Less Subcontract and Procurement Costs               6,846,000        11,362,000
                                                     ---------        ----------

Operating Revenue                                  $27,400,000       $22,859,000

Costs and Expenses

Costs of Services and Sales                         22,902,000        19,402,000
General and Administrative                           2,130,000         1,748,000
                                                     ---------         ---------

Total Costs and Expenses                            25,032,000        21,150,000

Interest Expense                                       (38,000)          (74,000)
Interest Income                                         93,000            73,000
                                                        ------            ------

Income Before Income Taxes                           2,423,000         1,708,000

Income Taxes                                         1,118,000           796,000
                                                     ---------           -------

Net Income                                          $1,305,000          $912,000
                                                    ==========          ========

Basic earnings per share:                                 $.34              $.24
Diluted earnings per share:                               $.31              $.22


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          December 31
                                                                     1999            1998
Operating Activities
  Net Income                                                      $1,305,000        $912,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and Amortization                                  269,000         189,000
  Changes in Operating assets and liabilities
      Accounts Receivable                                         (3,934,000)       (881,000)
      Costs of uncompleted contracts in
        excess of billings and other current assets                1,325,000        (286,000)
      Accounts Payable and accrued expenses                       (2,593,000)         19,000
      Billing in excess of related costs                            (972,000)       (281,000)
      Current Income Taxes                                           377,000         435,000
                                                                     -------         -------
        Net Cash provided by operating activities                ($4,223,000)       $107,000

Investing Activities
  Purchase of Property and Equipment                                (518,000)       (189,000)
  Purchase of Software                                              (159,000)       (119,000)
  Decrease in other assets                                            26,000           2,000
                                                                      ------           -----
    Net Cash used in investing activities                          ($651,000)      ($306,000)

Financing Activities
  Proceeds from issuance of common stock                              18,000               0
  Principal payments on line of credit and long
    term borrowings                                                   (7,000)       (260,000)
                                                                      ------        --------
    Net Cash used in financing activities                            $11,000       ($260,000)

  Decrease in cash and cash equivalents                           (4,863,000)       (459,000)
  Cash and cash equivalents at beginning of year                   7,248,000       4,444,000
                                                                   ---------       ---------
  Cash and cash equivalents at end of period                      $2,385,000      $3,985,000
                                                                  ==========      ==========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 1999

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

2.    USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

3.    EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

                                          THREE MONTHS ENDED
                                  Dec. 31, 1999         Dec. 31, 1998

Basic earnings per share                $0.34                 $0.24
Shares outstanding                  3,835,557             3,800,318

Diluted earnings per share              $0.31                 $0.22
Shares outstanding                  4,234,123             4,074,906

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total  revenues for the quarter ended  December 31, 1999 (first  quarter  fiscal
2000) remained comparable to the first quarter of fiscal 1999 and decreased 6.7% as compared to the previous quarter, primarily due to the decrease in revenues related to pass-through costs. Operating revenues (total revenues excluding pass-through costs) increased 19.9% as compared to the first quarter of fiscal 1999 and increased 5.5% as compared to the previous quarter.

Pass-through costs decreased 39.7% compared to the first quarter of fiscal 1999 and decreased 36.3% from the previous quarter. Pass-through costs vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, decreased to 83.6% for the first quarter of fiscal 2000 from 84.9% in the first quarter of fiscal 1999 and from 84.4% in the previous quarter. While the decrease in the percentages from the first quarter of fiscal 1999 and the previous quarter was due to an increase in operating revenues noted above, the absolute costs of services also increased from the previous quarter due to an increase in labor related costs.

General and administrative expense, expressed as a percentage of operating revenue, is 7.8% in the first quarter of fiscal 2000 which is comparable to the 7.6% recorded in the first quarter of fiscal 1999 and a decrease from 9.2% in the previous quarter. The decrease from the previous quarter is due to an increase in operating revenues and a decrease in legal, consulting, and office related expenses.

Interest income, net of interest expense, increased to $55,000 for the first quarter of fiscal 2000 from net interest expense of $1,000 in the first quarter of fiscal 1999 and decreased from $76,000 in the previous quarter.

Income tax expense for the first quarter of fiscal 2000 was 46.1% of pre-tax income compared to 46.6% in the first quarter of fiscal 1999 and 43.9% in the previous quarter. The increase from the previous quarter is due to the previous quarter's rate being reduced as a result of increased pre-tax income derived from the proceeds of a lawsuit settlement, reducing the effect of non-deductible expenses.

Diluted earnings per common share for the first quarter of fiscal 2000 was $.31 cents versus $.22 for the first quarter of fiscal 1999.

Financial Condition and Liquidity

Working capital increased to $18,805,000 from $17,593,000 in the previous quarter. Subsequent to December 31, 1999, STV completed negotiations with another bank and obtained a $12,000,000 committed line of credit. The current limit is a maximum of $12.0 million based on the Company maintaining certain financial covenants of which approximately $11.0 million is currently available. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog at December 31, 1999 is approximately $220 million.


Year 2000
The Year 2000 issue, or "The Y2K Bug" as it is sometimes called, is the result of computer programs and equipment that were written and manufactured using two digits rather than four to define the applicable year. Date-sensitive computer programs and equipment may recognize a date using only the last two digits. This could result in the year 2000 being recognized as the year 1900. System failures or miscalculations can occur, which would cause disruptions in operations and/or the inability to process normal business transactions. The Company is not aware of any significant adverse effects of Year 2000 on its systems and operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Market risk exposures to the Company are not material.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The following are filed as exhibits to Part I of this Form 10Q:

                 Exhibit 10.35 - Letter Agreement with PNC Bank

                 Exhibit 10.36 - Committed Line of Credit Note with PNC Bank

                 Exhibit 10.37 - Security Agreement with PNC Bank

                 Exhibit 10.38 - Reimbursement Agreement for Standby Letter(s)
                                 of Credit with PNC Bank

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
     (Registrant)




  February 14, 2000                   By:  /s/ Dominick M. Servedio
----------------------                     -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  February 14, 2000                   By:  /s/ Peter W. Knipe
----------------------                     -------------------------------------
     Date                                  Peter W. Knipe
                                           Chief Financial Officer