Form 10-Q
period 2000-03-31
STV GROUP INC
filed 2000-05-15
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2000                      COMMISSION FILE NO. 0-3415

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

                            YES  X            NO

As of March 31, 2000, there were 3,841,318 shares of common stock of the registrant outstanding.

                                TABLE OF CONTENTS


                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS 1

Part I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements.......................................2

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operation...................................6

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk.7

Part II:  OTHER INFORMATION

          Item 1.   Legal Proceedings..........................................8

          Item 2.   Changes in Securities......................................8

          Item 3.   Defaults Upon Senior Securities............................8

          Item 4.   Submission of Matters to a Vote of Security Holders........8

          Item 5.   Other Information..........................................8

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

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              March 31, 2000     September 30, 1999
ASSETS
Current Assets
  Cash and cash equivalents                                        $2,417,000          $7,248,000
  Accounts receivable                                              32,576,000          30,590,000
  Costs and estimated profits of uncompleted
    contracts in excess of related billings                        18,322,000          17,029,000
  Prepaid expenses and other current assets                           368,000             829,000
                                                                      -------             -------

  Total Current Assets                                             53,683,000          55,696,000

Property and equipment                                              7,025,000           6,645,000

Less accumulated depreciation                                       4,266,000           4,832,000
                                                                    ---------           ---------

    Net property and equipment                                      2,759,000           1,813,000

Deferred income taxes                                               2,664,000           2,443,000

Other assets                                                          913,000             782,000
                                                                      -------             -------

      TOTAL                                                       $60,019,000         $60,734,000
                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                               $7,565,000          $7,675,000
    Accrued expenses                                               11,146,000          10,211,000
    Billings on uncompleted contracts in excess of
      related costs                                                12,678,000          17,094,000
    Current portion of long term debt                                 105,000             110,000
    Deferred income taxes                                           1,740,000           2,137,000
    Income tax payable                                                921,000             876,000
                                                                      -------             -------

      Total Current Liabilities                                    34,155,000          38,103,000

  Long-term debt                                                    3,302,000           2,794,000
  Post-retirement benefits                                          1,140,000           1,070,000

  Stockholders' Equity
    Common stock                                                    2,045,000           2,041,000
    Capital in excess of par                                        3,478,000           3,445,000
    Retained earnings                                              16,670,000          14,052,000
                                                                   ----------          ----------

      Total                                                        22,193,000          19,538,000
        Less:  Treasury stock                                         771,000             771,000
                                                                      -------             -------

      Total Stockholders' Equity                                   21,422,000          18,767,000

      TOTAL                                                       $60,019,000         $60,734,000
                                                                  ===========         ===========


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      March 31                      March 31
                                                 2000          1999             2000           1999
Revenues

Total revenues                               $36,538,000    $33,345,000      $70,784,000    $67,566,000
Less subcontract and procurement costs         8,030,000      9,587,000       14,876,000     20,949,000
                                               ---------      ---------       ----------     ----------

Operating Revenue                            $28,508,000    $23,758,000      $55,908,000    $46,617,000

Costs and Expenses

Costs of services and sales                   23,828,000     19,955,000       46,730,000     39,357,000
General and administrative                     2,264,000      2,115,000        4,394,000      3,863,000
                                               ---------      ---------        ---------      ---------

Total Costs and Expenses                      26,092,000     22,070,000       51,124,000     43,220,000

Interest expense                                 (43,000)       (40,000)         (81,000)      (114,000)
Interest income                                   65,000         78,000          158,000        151,000
                                                  ------         ------          -------        -------

Income Before Income Taxes                     2,438,000      1,726,000        4,861,000      3,434,000

Income taxes                                   1,125,000        816,000        2,243,000      1,612,000
                                               ---------        -------        ---------      ---------

Net Income                                    $1,313,000       $910,000       $2,618,000     $1,822,000
                                              ==========       ========       ==========     ==========

Basic earnings per share:                           $.34           $.24             $.68           $.48
Diluted earnings per share:                         $.31           $.22             $.62           $.44


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                           March 31
                                                                     2000            1999
Operating Activities
  Net Income                                                      $2,618,000       $1,822,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                  577,000          421,000
      Deferred income taxes                                         (618,000)          -
      Loss on disposal of property and equipment                       4,000           -
  Changes in operating assets and liabilities:
      Accounts receivable                                         (1,986,000)      (3,289,000)
      Costs of uncompleted contracts in
        excess of billings and other current assets                 (832,000)      (2,256,000)
      Accounts payable and accrued expenses                        1,398,000        3,888,000
      Billing in excess of related costs                          (4,416,000)       2,668,000
      Income taxes payable                                            45,000          195,000
                                                                      ------          -------
        Net cash (used in) provided by operating activities      ($3,210,000)      $3,449,000

Investing Activities
  Purchase of property and equipment                              (1,379,000)        (364,000)
  Purchase of software                                              (312,000)        (142,000)
  Decrease in other assets                                            33,000           90,000
                                                                      ------           ------
    Net cash used in investing activities                        ($1,658,000)       ($416,000)

Financing Activities
  Proceeds from issuance of common stock                              37,000           32,000
  Principal payments on line of credit and long
    term borrowings                                                        0         (456,000)
                                                                           -         --------

    Net cash provided by (used in) financing activities              $37,000        ($424,000)

  (Decrease) increase in cash and cash equivalents                (4,831,000)       2,609,000
  Cash and cash equivalents at beginning of year                   7,248,000        4,444,000
                                                                   ---------        ---------
  Cash and cash equivalents at end of period                      $2,417,000       $7,053,000
                                                                  ==========       ==========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

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

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                 March 31, 2000        March 31, 1999         March 31, 2000        March 31, 1999
                                 --------------        --------------         --------------        --------------

Basic earnings per share                $0.34                 $0.24                  $0.68                $0.48
Shares outstanding                  3,839,027             3,806,546              3,837,292            3,803,432

Diluted earnings per share              $0.31                 $0.22                  $0.62                $0.44
Shares outstanding                  4,171,620             4,149,513              4,202,871            4,112,210

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total  revenues for the quarter  ended March 31, 2000 (second  quarter of fiscal
2000) increased 9.6% as compared to the second quarter of fiscal 1999 and increased 6.7% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the second quarter of fiscal 2000 increased 20.0% as compared to the second quarter of fiscal 1999 and increased 4.0% as compared to the previous quarter.

Pass through costs, expressed as a percentage of total revenues, decreased to 22.0% compared to 28.8% in the second quarter of fiscal 1999 and increased from 20.0% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, decreased slightly to 83.6% for the second quarter of fiscal 2000 from 84.0% for the second quarter of fiscal 1999 and is comparable to 83.6% recorded in the first quarter of fiscal 2000. The absolute cost of services increased due to an increase in labor related expenses and information technology costs.

General and administrative expense, expressed as a percentage of operating revenue, was 7.9% in the second quarter of fiscal 2000 and is lower than the 8.9% recorded in the second quarter of fiscal 1999 and is comparable to the 7.8% recorded in the previous quarter. The decrease from the second quarter of fiscal 1999 is due primarily to an increase in operating revenues noted above.

Interest income, net of interest expense, decreased to $22,000 for the second quarter of fiscal 2000 from $38,000 in the second quarter of fiscal 1999 and from $55,000 in the previous quarter due to lower cash balances as cash has been used to finance operating activities.

Income tax expense for the second quarter of fiscal 2000 was 46.1% of pre-tax income compared to 46.1% in the first quarter of fiscal 1999 and 47.3% of pre-tax income for the same period last year.

The decrease from the second quarter of fiscal 1999 is due to non-deductible expenses being lower as a percentage of increased second quarter pre-tax income from last year.

Diluted earnings per common share for the second quarter of fiscal 2000 was $.31 cents versus $.22 cents for the second quarter of fiscal 1999.

Financial Condition and Liquidity

Working capital increased to $19,528,000 from $18,805,000 in the previous quarter. Cash has declined by $4,831,000 since the beginning of the fiscal year due primarily to an increase in accounts receivable and costs and estimated profits on uncompleted contracts in excess of related billings of $3,279,000 and purchases of property, equipment, and software of $1,619,000. On February 3, 2000 the Company obtained a new $12,000,000 committed line of credit from another financial institution replacing the previously existing line of credit. The agreement provides that the Company may borrow up to ten million dollars ($10,000,000) and issue letters of credit for up to two million dollars ($2,000,000) and requires the Company to meet certain financial covenants. Of the total $12,000,000 line, approximately $11,000,000 is available. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog at March 31, 2000 is approximately $220 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk exposures to the Company are not material.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           In 1992, the Company's former professional liability insurer was found liable for approximately $4,000,000 due to a previous arbitration proceeding allegedly relating to an asset acquisition. The judgment was reversed on appeal in 1994. The plaintiffs in that action filed an action to enforce the arbitration in the Supreme Court of New York in 1992 against the Company. On March 3, 1994 the plaintiffs sought to garnish the proceeds of the professional liability policy by commencing a proceeding in the Philadelphia Court of Common Pleas against the Company's professional liability insurer. The Company intervened in the garnishment proceeding. This proceeding had been stayed pending resolution of the Skinner Litigation. This litigation is now moving forward. The Company and the Company's professional liability insurer continue to deny liability and intend to vigorously pursue defenses available to them. If the outcome of the litigation is adverse to the Company and the Company is required to pay amounts in excess of the policy limits of its insurance policy, it could have a material adverse effect on the earnings and financial condition of the Company in the year such determination is made; however, management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial condition.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders

           The Annual Meeting of Shareholders of STV Group, Incorporated was held, Wednesday, March 29, 2000 at which the following directors were elected for a term of three (3) years:

           William J. Doyle
           Richard L. Holland
           Michael Haratunian

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The following are filed as exhibits to Part I of this Form 10Q:

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
     (Registrant)




  May 15, 2000                        By:  /s/ Dominick M. Servedio
-----------------                          -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  May 15, 2000                        By:  /s/ Peter W. Knipe
-----------------                          -------------------------------------
     Date                                  Peter W. Knipe
                                           Chief Financial Officer