Form 10-Q
period 2000-06-30
STV GROUP INC
filed 2000-08-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2000                       COMMISSION FILE NO. 0-3415

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

                                YES X        NO

As of June 30, 2000, there were 3,855,318 shares of common stock of the registrant outstanding.

                                TABLE OF CONTENTS


                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.....................1

Part I:  FINANCIAL INFORMATION

         Item 1. Financial Statements.........................................2

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operation.........................................6

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...7

Part II: OTHER INFORMATION

         Item 1. Legal Proceedings............................................8

         Item 2. Changes in Securities........................................8

         Item 3. Defaults Upon Senior Securities..............................8

         Item 4. Submission of Matters to a Vote of Security Holders..........8

         Item 5. Other Information............................................8

         Item 6. Exhibits and Reports on Form 8-K.............................8

SIGNATURES....................................................................9

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

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                           June 30, 2000     September 30, 1999

ASSETS
Current Assets
  Cash and cash equivalents                                       $72,000          $7,248,000
  Accounts receivable                                          34,758,000          30,590,000
  Costs and estimated profits of uncompleted
    contracts in excess of related billings                    18,612,000          17,029,000
  Prepaid expenses and other current assets                     1,228,000             829,000
                                                                ---------             -------

  Total Current Assets                                         54,670,000          55,696,000

Property and equipment                                          7,489,000           6,645,000

Less accumulated depreciation                                   4,494,000           4,832,000
                                                                ---------           ---------

    Net property and equipment                                  2,995,000           1,813,000

Deferred income taxes                                           2,802,000           2,443,000

Other assets                                                      861,000             782,000
                                                                  -------             -------

      TOTAL                                                   $61,328,000         $60,734,000
                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes and accounts payable                                 $9,821,000          $7,675,000
    Accrued expenses                                           10,100,000          10,211,000
    Billings on uncompleted contracts in excess of
      related costs                                            11,600,000          17,094,000
    Current portion of long term debt                             116,000             110,000
    Deferred income taxes                                       1,716,000           2,137,000
    Income tax payable                                            620,000             876,000
                                                                  -------             -------

      Total Current Liabilities                                33,973,000          38,103,000

  Long-term debt                                                3,556,000           2,794,000
  Post-retirement benefits                                      1,190,000           1,070,000

  Stockholders' Equity
    Common stock                                                2,052,000           2,041,000
    Capital in excess of par                                    3,538,000           3,445,000
    Retained earnings                                          17,790,000          14,052,000
                                                               ----------          ----------

      Total                                                    23,380,000          19,538,000
        Less:  Treasury stock                                     771,000             771,000
                                                                  -------             -------

      Total Stockholders' Equity                               22,609,000          18,767,000

      TOTAL                                                   $61,328,000         $60,734,000
                                                              ===========         ===========


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       June 30                     June 30
                                               2000          1999               2000           1999

Revenues

Total revenues                             $39,806,000    $34,670,000       $110,590,000   $102,236,000
Less subcontract and procurement costs      11,404,000      9,813,000         26,280,000     30,762,000
                                            ----------      ---------         ----------     ----------

Operating Revenue                          $28,402,000    $24,857,000        $84,310,000    $71,474,000

Costs and Expenses

Costs of services and sales                 24,119,000     20,902,000         70,849,000     60,259,000
General and administrative                   2,169,000      2,228,000          6,563,000      6,091,000
                                             ---------      ---------          ---------      ---------

Total Costs and Expenses                    26,288,000     23,130,000         77,412,000     66,350,000

Interest expense                               (49,000)       (35,000)          (130,000)      (149,000)
Interest income                                 59,000         77,000            217,000        228,000
                                                ------         ------            -------        -------

Income Before Income Taxes                   2,124,000      1,769,000          6,985,000      5,203,000

Income taxes                                 1,004,000        857,000          3,247,000      2,469,000
                                             ---------        -------          ---------      ---------

Net Income                                  $1,120,000       $912,000         $3,738,000     $2,734,000
                                            ==========       ========         ==========     ==========

Basic earnings per share:                         $.29           $.24               $.97           $.72
Diluted earnings per share:                       $.27           $.22               $.90           $.65


See notes to condensed consolidated financial statements.

                    STV GROUP, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                          June 30
                                                                    2000             1999

Operating Activities
  Net Income                                                     $3,738,000       $2,734,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                 888,000          632,000
      Deferred income taxes                                        (780,000)          -
      Loss on disposal of property and equipment                      4,000           -
  Changes in operating assets and liabilities:
      Accounts receivable                                        (4,168,000)      (5,164,000)
      Costs of uncompleted contracts in
        excess of billings and other current assets              (1,982,000)      (2,136,000)
      Accounts payable and accrued expenses                       2,123,000        1,364,000
      Billing in excess of related costs                         (5,494,000)       3,469,000
      Income taxes payable                                         (256,000)          (3,000)
                                                                   --------           ------
        Net cash (used in) provided by operating activities     ($5,927,000)        $896,000

Investing Activities
  Purchase of property and equipment                             (1,843,000)        (653,000)
  Purchase of software                                             (346,000)        (272,000)
  Decrease in other assets                                           36,000          104,000
                                                                     ------          -------
    Net cash used in investing activities                       ($2,153,000)       ($821,000)

Financing Activities
  Proceeds from issuance of common stock                            104,000           75,000
  Proceeds from line of credit and long term borrowings           3,250,000           -
  Principal payments on line of credit and long
    term borrowings                                              (2,450,000)        (521,000)
                                                                 ----------         --------
    Net cash provided by (used in) financing activities            $904,000        ($446,000)

  Decrease in cash and cash equivalents                          (7,176,000)        (371,000)
  Cash and cash equivalents at beginning of year                  7,248,000        4,444,000
                                                                  ---------        ---------
  Cash and cash equivalents at end of period                        $72,000       $4,073,000
                                                                    =======       ==========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

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

                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                  June 30, 2000         June 30, 1999          June 30, 2000         June 30, 1999
                                  -------------         -------------          -------------         -------------

Basic earnings per share                $0.29                 $0.24                  $0.97                $0.72
Shares outstanding                  3,844,021             3,815,686              3,839,535            3,807,517

Diluted earnings per share              $0.27                 $0.22                  $0.90                $0.65
Shares outstanding                  4,120,069             4,231,841              4,175,270            4,175,114

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total revenues for the quarter ended June 30, 2000 (third quarter fiscal 2000) increased 14.8% as compared to the third quarter of fiscal 1999 and increased 8.9% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 14.2% as compared to the third quarter of fiscal 1999 and remained constant with the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, increased to 28.7% as compared to 28.3% in the third quarter of fiscal 1999 and increased from 22.0% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, increased to 84.9% for the third quarter of fiscal 2000 from 84.1% in the third quarter of fiscal 1999 and increased from 83.6% in the previous quarter. The increase in the percentage from the previous quarter was due mainly to an increase in marketing opportunities.

General and administrative expense, expressed as a percentage of operating revenue, decreased to 7.6% in the third quarter of fiscal 2000 from 9.0% in the third quarter of fiscal 1999 and is comparable to 7.9% recorded in the previous quarter. The decrease from the third quarter of fiscal 1999 is due primarily to the increase in operating revenues noted above.

Interest income, net of interest expense, decreased to $10,000 for the third quarter of fiscal 2000 from $42,000 in the third quarter of fiscal 1999 and from $22,000 in the previous quarter due to lower cash balances as cash has been used to finance growing operating activities.

Income tax expense for the third quarter of fiscal 2000 was 47.3% of pre-tax income compared to 46.1% in the second quarter of fiscal 2000 and 48.4% of pre-tax income for the same period last year. The increase from the second quarter is due to non-deductible expenses being higher on lower pre-tax income. The decrease from the third quarter of fiscal 1999 is due to non-deductible expenses being lower as a percentage of increased third quarter pre-tax income.

Diluted earnings per common share for the third quarter of fiscal 2000 was $.27 cents versus $.22 cents for the third quarter of fiscal 1999.

Financial Condition and Liquidity

Working capital increased to $20,697,000 from $19,528,000 in the previous quarter. Cash has declined by $7,176,000 since the beginning of the fiscal year. This is due primarily to a decline in pre-billings in excess of costs of $5,494,000, an increase in accounts receivable related to growth of $4,168,000, and the purchases of property, equipment, and software of $2,189,000. On February 3, 2000 the Company obtained a new $12,000,000 committed line of credit from another financial institution replacing the previously existing line of credit. The agreement provides that the Company may borrow up to $10,000,000 and issue letters of credit up to $2,000,000 and requires the Company to meet certain financial covenants. Approximately $10,300,000 is available on the $12,000,000 line of credit. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog at June 30, 2000 is approximately $200 million.


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

Item 4. Submission of Matters to Vote of Security Holders

        Not applicable.

Item 5. Other Information

        The "STV Group, Incorporated Non-Qualified Management Savings Plan" has been adopted effective June 1, 2000. It is primarily for the purpose of providing a deferred compensation alternative for a select group of management or highly compensated employees. The Company may elect to contribute a matching contribution at its discretion. Selected participants are allowed to save up to 50% of wages and/or bonuses in their selected investment accounts on a pre-income tax basis. This benefit will allow participants to save for retirement or receive benefits on a predetermined basis and should help attract and maintain key employees.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following are filed as exhibits to Part I of this Form 10Q:

             Exhibit 10.39 - STV Group, Incorporated Non-Qualified Management Savings Plan

             Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
         (Registrant)




  August 14, 2000                     By:  /s/ Dominick M. Servedio
-------------------                        -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  August 14, 2000                     By:  /s/ Peter W. Knipe
-------------------                        -------------------------------------
     Date                                  Peter W. Knipe
                                           Chief Financial Officer