Form 10-K
period 2000-09-30
STV GROUP INC
filed 2000-12-29
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended                          Commission File Number
   September 30, 2000                                        0-3415
-------------------------                      ---------------------------------

                             STV GROUP, INCORPORATED
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-1698231
----------------------------------                    -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

205 West Welsh Drive, Douglassville, Pennsylvania 19518
-------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 385-8200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
-------------------
Common Shares ($.50 par)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 29, 2000 is $24,263,820. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 29, 2000 is as follows:

                             Common Shares 3,873,938

DOCUMENTS INCORPORATED BY REFERENCE
                  Part II                   Part III
                  Annual Report             Proxy Statement
                  to Shareholders           for fiscal 2000
                  for fiscal 2000

(1) Based on the last traded price on November 29, 2000. Excludes 717,874 shares held by executive officers, directors and shareholders owning in excess of 10% of the Company's common stock (other than the 2,435,843 shares held in trust by the ESOP which are included). The information provided shall in no way be construed as an evaluation by the Company of the market price of such common stock, nor shall it be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company and any such inference is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities Exchange Commission.

            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

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

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     STV Group, Inc. provides engineering and architectural consulting and design services on a variety of projects for the federal government, local, state and foreign governments and private industry. The Company also performs selected design/build, construction management projects. STV Group, Inc. consists of the following subsidiaries: STV Incorporated, STV Architects, Inc., STV Environmental, Inc., STV International, Inc., STV Surveying, Inc., STV Construction Services, Inc., STV Construction, Inc., and STV/Silver & Ziskind. STV Group, Inc. and its subsidiaries are hereinafter collectively referred to as the "Company".

     The Company's projects frequently require the service of a firm with diverse capabilities. For example, a particular project may require electrical engineers, civil engineers, draftsmen and other professional personnel. Each of STV Group, Inc.'s subsidiaries customarily staffs a particular project with personnel from the respective firm's offices. Where appropriate, however, multifirm project teams are formed with qualified professionals drawn from the entire Company. Management believes that close cooperation among the STV Group, Inc. subsidiaries, under its management, assures proper control and support for all Company activities. As of September 30, 2000, the Company employed 1,228 people.

Services
--------

     The principal areas in which the Company provides services and the approximate percentage of the Company's revenue attributable to each service area are set forth below:*

                                                 Year Ended September 30,
                                                 ------------------------
                                                 2000      1999      1998
                                                 ----      ----      ----

Architectural Engineering                         22%       24%        27%
Civil, Highway, Bridge, Airport
 and Port Engineering                             27        34         24
Defense Systems Engineering                        1         1          3
Industrial Process Engineering                     1         2          2
Transportation Engineering                        34        31         39
Other Engineering Services and Design Build       15         8          5
__________
* The Company does not record revenue data according to each service area. However, to provide an approximation of the revenue attributable to each service area, the Company has analyzed contract revenue in the fiscal year according to its principal service area. The aggregate revenue each year of these contracts is at least 75% of the consolidated revenue for these fiscal years.

Architectural Engineering
-------------------------

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

Civil, Highway, Bridge, Airport and Port Engineering
----------------------------------------------------

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

Defense Systems Engineering
---------------------------

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

Industrial Process Engineering
------------------------------

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

Transportation Engineering
--------------------------

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

Design Build
------------

     This area involves the joint and simultaneous design and construction of a project under a single contract with an owner. Projects could be for complex transportation facilities, building design or rehab, and/or industrial projects. In order to perform these projects, the Company joins with a construction firm in order to provide the services to a client. The arrangement with a contractor could be as a subcontractor, a joint-venture partner, or as the prime contractor. Depending upon the type of arrangement with the owner and the contractor, the Company may be responsible for ensuring the actual construction of a project for a guaranteed price. Thus these contracts involve a higher degree of risk than other areas.

Customers
---------

     The following table sets forth the percentage of contract revenues derived from each of the following customers for the periods indicated:

                                                       Year Ended September 30,
                                                     ---------------------------
                                                     2000        1999       1998
                                                     ----        ----       ----
U.S. Government Contracts....................          8%          9%        14%
State and Local Government Contracts.........         70          66         56
Private Contracts............................         22          25         30
__________

Contracts
---------

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

Government Contracts
--------------------

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

Accounts Receivable and Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings
--------------------------------------------------------------------------------

     Accounts receivable and costs and estimated profits of uncompleted contracts in excess of related billings represented 83% and 78% of total assets as of September 30, 2000 and 1999, respectively. Accounts receivable are comprised of billed receivables, while costs and estimated profits of uncompleted contracts in excess of related billings are essentially unbilled receivables. Unbilled receivables represent payment obligations for which invoices have not or cannot be presented until a later period. The reasons for which invoices are not presented may include normal invoice preparation lag, lack of billable documents to be supplied by the client, and excess of actual direct and indirect costs over amounts currently billable under cost reimbursement contracts to the extent they are expected to be billed and collected. The financing of receivables requires bank borrowings and the payment of associated interest expense. Interest expense is a business expense not permitted as a reimbursable item of cost under any government contracts.

Backlog
-------

     Backlog represents the value of existing contracts less the portion of such contracts included in revenues on the basis of percentage-of-completion. The Company's backlog for services as of September 30, 2000 and 1999 was approximately $250,000,000 and $200,000,000, respectively. The Company's backlog includes anticipated pass through costs such as reimbursement for travel, purchase of supplies and sub-contracts. Over the last three years, pass through costs, as a percent of total revenues, have been 24.2% in 2000, 29.9% in 1999, and 23.3% in 1998.

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

Competition
-----------

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

Marketing
---------

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

Personnel
---------

     As of September 30, 2000, the Company had 1,228 employees, of whom 1,004 were engaged in engineering and architectural services, 122 were engaged in administration and 45 in marketing.

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

Environmental Compliance
------------------------

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

ITEM 2.   PROPERTIES
          ----------

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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is involved in various litigation arising out of the ordinary course of business. The Company's management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial statements.

     A garnishment proceeding was commenced in March 1994 against the Company's professional liability carrier by American Continental Properties in Philadelphia Court of Common Pleas. In that proceeding, the plaintiff-creditor seeks to enforce an approximate $4,000,000 judgment it entered in New York against an entity whose assets and liabilities were partially acquired by the Company in 1987. The Company intervened in that proceeding, and along with its professional liability carrier, denies that there is any coverage for the loss under the professional liability policy. The Company and its professional liability insurer are vigorously pursuing defenses available to them. If the outcome of the litigation is adverse to the Company and the Company is required to pay amounts in excess of the policy limits of its insurance policy, it could have a material adverse effect on the earnings and financial condition of the Company in the year such determination is made; however, management believes that the final resolution of this litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.
          ------------------------------------

                                            Position with STV Group, Inc. Business
         Name                     Age       Experience During the Past 5 Years
         ----                     ---       -------------------------------------------------------

Michael Haratunian (1)            67         Chairman of the Board of STV Group, Inc.

Dominick M. Servedio (2)          60         Director, President, Chief Executive Officer and Chief
                                             Operating Officer of STV Group, Inc. and
                                             President, Chief Executive Officer and Chief
                                             Operating Officer of STV Incorporated

W. A. Sanders II (3)              53         Senior Vice President of STV Incorporated

Peter W. Knipe (4)                51         Chief Financial Officer and Secretary/
                                             Treasurer of STV Group, Inc.
__________

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.
          -----------------------------------------------------------------

     The information contained under the caption "Common Stock Market Prices" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000, is incorporated herein by reference.

     The Company has not paid any dividends in the last two fiscal years.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The information contained under the caption "Financial Highlights for Fiscal Years Ended September 30, 1996 through 2000" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     Market risk exposures to the Company are not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The report of independent auditors and consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended September 30, 2000, are included in Part IV, Item 14 of this Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information contained under the caption "Election of Directors" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information contained under the caption "Executive Compensation" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information contained under the caption "Security Ownership" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS.
          ---------------------------------------------

     The information contained under the caption "Certain Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.
          -------------------------------------------------------

     (A)  The following documents are filed as part of this report;

          (1)  Financial Statements:

               Report of Independent Auditors

               Consolidated Balance Sheets - September 30, 2000 and 1999

               Consolidated Statements of Income - Years ended September 30, 2000, 1999 and 1998

               Consolidated Statements of Stockholders' Equity - Years ended September 30, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows - Years ended September 30, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements - September 30, 2000

          (2)  Financial statement schedules required by Item 8.

                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (B)  Reports on Form 8-K.

                    There were no reports on Form 8-K for the last quarter of the fiscal year ended September 30, 2000.

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

**********     10.27   Agreement  effective July 1, 1996 with  Corporate  Health
                       Insurance  Company  providing  Group  Health  Insurance -
                       Custom Plan. +

**********     10.28   Agreement   effective   December   1,  1996  with  U.  S.
                       Healthcare providing medical insurance.

************   10.30   STV Group, Incorporated 1995 Stock Option Plan. +

*************  10.31   First Amendment To Employment  Agreement with Dominick M.
                       Servedio. +

*************  10.32   First  Amendment  To  Employment  Agreement  with Michael
                       Haratunian. +

*************  10.33   Employment Agreement for Peter W. Knipe. +

*************  10.34   Lease  dated July 28,  1999  between  the Company and 225
                       Fourth LLC relating to the Company's executive and engineering offices at 225 Park Avenue, South, New York,
                       New York.

               10.35   Letter Agreement with PNC Bank.

               10.36   Committed Line of Credit Note with PNC Bank.

               10.37   Security Agreement with PNC Bank

               10.38 Reimbursement Agreement for Standby Letter(s) of Credit with PNC Bank.

               10.39   STV Group, Incorporated  Non-Qualified Management Savings
                       Plan

               13.1    The Company's Annual Report to Shareholders.

               21.1 Subsidiaries of the Company from Company's Annual Report to Shareholders.

               23.1    Consent of Ernst & Young LLP.

               27.0    Financial Data Schedule.
__________
+ Management contract or compensatory plan.



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

*************  Incorporated  by reference  from Form 10-K and the Annual  Report for the year ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 2000               STV GROUP, INCORPORATED
                                       --------------------------
                                              (Registrant)

                                       By: /s/ DOMINICK M. SERVEDIO
                                           -------------------------------
                                           DOMINICK M. SERVEDIO,
                                           Chief Executive Officer, President,
                                           Chief Operating Officer and Director
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                CAPACITY                     DATE
---------                                --------                     ----

/s/ MICHAEL HARATUNIAN
-------------------------------    Chairman of the Board,      December 29, 2000
MICHAEL HARATUNIAN                 and Director (Principal
                                   Executive Officer)

/s/ DOMINICK M. SERVEDIO
-------------------------------    Chief Executive Officer,    December 29, 2000
DOMINICK M. SERVEDIO               President, Chief
                                   Operating Officer and
                                   Director

/s/ PETER W. KNIPE
-------------------------------    Chief Financial Officer,    December 29, 2000
PETER W. KNIPE                     Secretary/Treasurer
                                   (Principal Accounting
                                   and Financial Officer)

/s/ RICHARD L. HOLLAND
-------------------------------    Director                    December 29, 2000
RICHARD L. HOLLAND

/s/ G. MICHAEL STAKIAS
-------------------------------    Director                    December 29, 2000
G. MICHAEL STAKIAS

/s/ RAY M. MONTI
-------------------------------    Director                    December 29, 2000
RAY M. MONTI

/s/ MAURICE L. MEIER
-------------------------------    Director                    December 29, 2000
MAURICE L. MEIER

/s/ WILLIAM J. DOYLE
-------------------------------    Director                    December 29, 2000
WILLIAM J. DOYLE

                              FINANCIAL STATEMENTS
                              --------------------


                                      Index
                                      -----

Report of Independent Auditors                                               16

Consolidated Balance Sheets                                                  17

Consolidated Statements of Income                                            18

Consolidated Statements of Stockholders' Equity                              18

Consolidated Statements of Cash Flows                                        19

Notes to Consolidated Financial Statements                                   20

REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
STV Group, Incorporated

--------------------------------------------------------------------------------

We have audited the accompanying consolidated balance sheets of STV Group, Incorporated as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STV Group, Incorporated as of September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Ernst & Young LLP

Harrisburg, Pennsylvania
November 1, 2000

Consolidated Balance Sheets
STV Group, Incorporated

-----------------------------------------------------------------------------------------------
                                                                          September 30
                                                                     2000               1999
===============================================================================================
Assets
Current Assets:
Cash and cash equivalents                                        $ 3,382,000        $ 7,248,000
Accounts receivable                                               36,282,000         30,590,000
Costs and estimated profits of uncompleted contracts in
   excess of related billings                                     18,404,000         17,029,000
Prepaid expenses and other current assets                            915,000            829,000
                                                                 -----------        -----------
   Total Current Assets                                           58,983,000         55,696,000
Property and equipment, net                                        2,888,000          1,813,000
Deferred income taxes                                              2,852,000          2,443,000
Other assets                                                         903,000            782,000
                                                                 -----------        -----------
    Total Assets                                                 $65,626,000        $60,734,000
-----------------------------------------------------------------------------------------------

===============================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
Deferred compensation                                            $   100,000        $   110,000
Accounts payable                                                   9,025,000          7,675,000
Billings on uncompleted contracts in excess of related
   costs and estimated profits                                    12,514,000         17,094,000
Accrued payroll and related expenses                               9,468,000          8,174,000
Accrued expenses                                                   2,371,000          2,037,000
Deferred income taxes                                              1,983,000          2,137,000
Income tax payable                                                   933,000            876,000
                                                                 -----------        -----------
    Total Current Liabilities                                     36,394,000         38,103,000
Deferred compensation                                              3,886,000          2,794,000
Post-retirement benefits                                           1,200,000          1,070,000
                                                                 -----------        -----------
    Total Liabilities                                             41,480,000         41,967,000

Commitments and contingencies
Stockholders' Equity:
Preferred stock, authorized 2,000,000 shares, no par,
   no shares issued or outstanding                                         0                  0
Convertible preferred stock, cumulative, authorized
   2,000,000 shares, issuable in series, no shares issued
   or outstanding                                                          0                  0
Common stock, par $ .50, authorized 12,000,000 shares              2,053,000          2,041,000
Capital in excess of par                                           3,546,000          3,445,000
Retained earnings                                                 19,318,000         14,052,000
                                                                 -----------        -----------
                                                                  24,917,000         19,538,000
Less: Treasury stock                                                 771,000            771,000
                                                                 -----------        -----------
       Total Stockholders' Equity                                 24,146,000         18,767,000
                                                                 -----------        -----------
Total Liabilities and Stockholders' Equity                       $65,626,000        $60,734,000
-----------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

Consolidated Statements of Income
STV Group, Incorporated

--------------------------------------------------------------------------------------------------
                                                   For the Fiscal Year Ended September 30
                                              2000                  1999                  1998
==================================================================================================

Total revenues                           $ 149,680,000         $ 138,940,000         $ 105,178,000
Subcontract and procurement costs           36,230,000            41,502,000            24,530,000
                                         -------------         -------------         -------------
Operating revenue                          113,450,000            97,438,000            80,648,000

Costs and expenses:
    Costs of services                       95,934,000            82,185,000            69,658,000
    General and administrative               8,785,000             8,438,000             6,307,000
                                         -------------         -------------         -------------

    Total costs and expenses               104,719,000            90,623,000            75,965,000

Insurance settlements                        1,000,000             2,600,000                     0
Interest expense                              (182,000)             (195,000)             (469,000)
Interest income                                272,000               350,000                78,000
                                         -------------         -------------         -------------

    Other income (expense)                   1,090,000             2,755,000              (391,000)


Income before income taxes                   9,821,000             9,570,000             4,292,000
Income tax expense                           4,555,000             4,386,000             2,098,000
                                         -------------         -------------         -------------
Net income                               $   5,266,000         $   5,184,000         $   2,194,000

Basic earnings per share                 $        1.37         $        1.36         $         .59
Diluted earnings per share               $        1.26         $        1.24         $         .55
--------------------------------------------------------------------------------------------------


Consolidated Statements of Stockholders' Equity
STV Group, Incorporated

---------------------------------------------------------------------------------------------------------------------
                                       Common Stock                                                Treasury Stock
                                                              Capital in
                                  Number                       excess of       Retained        Number
                                of shares       Amount           par           earnings      of shares        Amount
=====================================================================================================================
Balance, September 30, 1997     1,920,972    $ 1,921,000     $3,003,000     $  6,674,000       99,726       $ 271,000
Treasury stock purchases                                                                       28,992         500,000

Exercise of options               138,726        104,000        347,000

2-for-1 stock split             1,989,456                                                     120,118

Net income for the year                                                        2,194,000

Balance, September 30, 1998     4,049,154    $ 2,025,000     $3,350,000     $  8,868,000      248,836       $ 771,000

Exercise of options                32,500         16,000         95,000

Net income for the year                                                        5,184,000

Balance, September 30, 1999     4,081,654    $ 2,041,000     $3,445,000     $ 14,052,000      248,836       $ 771,000

Exercise of options                24,500         12,000        101,000

Net income for the year                                                        5,266,000

Balance, September 30, 2000     4,106,154    $ 2,053,000     $3,546,000     $ 19,318,000      248,836       $ 771,000
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
STV Group, Incorporated

----------------------------------------------------------------------------------------------------------------------------
                                                                            For the Fiscal Year Ended September 30
                                                                         2000                  1999                 1998
============================================================================================================================
Operating Activities
   Net income                                                       $  5,266,000          $ 5,184,000           $  2,194,000
   Adjustments to reconcile net income to net cash provided
     by operating activities
       Depreciation and amortization                                   1,250,000              887,000                741,000
       Deferred income taxes                                            (563,000)            (286,000)               944,000
       Loss on disposal of property and equipment                         10,000                    0                      0

       Changes in operating assets and liabilities
          Accounts receivable                                         (5,692,000)          (7,105,000)            (3,331,000)
          Costs and estimated profits of uncompleted contracts
             in excess of related billings and other current assets   (1,461,000)          (3,575,000)             2,017,000
          Accounts payable and other liabilities                       4,190,000            4,703,000              2,440,000
          Billings on uncompleted contracts in excess of related
             costs and estimated profits                              (4,580,000)           3,719,000              8,989,000
          Current income taxes                                            57,000              864,000                515,000
                                                                    ------------          -----------           ------------
       Net cash (used in) provided by operating activities          $ (1,523,000)         $ 4,391,000           $ 14,509,000

Investing Activities
   Purchase of property and equipment                               $ (2,022,000)         $  (961,000)           $  (843,000)
   Purchase of software                                                 (384,000)            (348,000)              (254,000)
   (Increase) decrease in other assets                                   (50,000)             137,000                 68,000
   Purchase of treasury stock                                                  0                    0               (342,000)
                                                                    ------------          -----------           ------------
       Net cash used in investing activities                        $ (2,456,000)         $(1,172,000)          $ (1,371,000)

Financing Activities
   Proceeds from issuance of common stock                           $    113,000          $   111,000           $    451,000
   Proceeds from line of credit and long term borrowings               5,050,000                    0             55,073,000
   Principal payments on line of credit and long term borrowings      (5,050,000)            (526,000)           (65,371,000)
                                                                    ------------          -----------           ------------
       Net cash provided by (used in) financing activities          $    113,000          $  (415,000)          $ (9,847,000)

       (Decrease) increase in cash                                    (3,866,000)           2,804,000              3,291,000

Cash and cash equivalents at beginning of year                         7,248,000            4,444,000              1,153,000

Cash and cash equivalents at end of year                            $  3,382,000          $ 7,248,000           $  4,444,000
----------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
STV Group, Incorporated
--------------------------------------------------------------------------------
1.  Significant Accounting Policies

Basis of Presentation
STV Group, Incorporated, (STV or the Company) and its subsidiaries specialize in consulting engineering, architectural, planning, environmental, construction management and related services. The Company's clients consist primarily of various federal, state and local governmental agencies, with an increasing presence in the private sector in geographic regions throughout the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of STV and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments
STV's financial instruments consist primarily of cash and cash equivalents, which includes all highly liquid investments, trade receivables, investments in U.S. treasury bills and trade payables. The book values are considered to be representative of their respective fair values.

Depreciation and Amortization
Depreciation and amortization is computed primarily on the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used by certain subsidiaries and deferred income taxes are provided, when applicable.

Long-lived Assets
The carrying amount of the long-lived assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that book value of assets to be held or disposed of exceeds the undiscounted future cash flows, an impairment loss would be recognized for the excess of book over fair values.

STV Group, Incorporated
--------------------------------------------------------------------------------

2. Costs and Estimated Profits of Uncompleted Contracts in Excess of Related Billings

Costs and estimated profits of uncompleted contracts at September 30, 2000 and 1999, respectively, are as follows:

---------------------------------------------------------------
                                    2000               1999
===============================================================
Costs and estimated earn-
   ings on uncompleted
   contracts                  $ 475,516,000      $ 462,774,000
Less billings to date           469,626,000        462,839,000
                              -------------      -------------
                              $   5,890,000      $     (65,000)
---------------------------------------------------------------

Costs and estimated profits of uncompleted contracts are included in the accompanying balance sheets under the following captions:

------------------------------------------------------------
                                2000                1999
============================================================
Costs and estimated
  profits of uncompleted
  contracts in excess of
  related billings           $ 18,404,000      $ 17,029,000
Billings on uncompleted
  contracts in excess of
  related costs and
  estimated profits            12,514,000        17,094,000
                             ------------      ------------
                             $  5,890,000      $    (65,000)
------------------------------------------------------------

Included in accounts receivable are retainages related to uncompleted contracts in the amounts of $6,808,000 and $7,683,000 at September 30, 2000 and 1999,
respectively. The collection of retainages generally coincides with final project acceptance.

3.  Property and Equipment

Property and equipment, at cost, are as follows:

----------------------------------------------------
                               2000           1999
====================================================
Land                       $   54,000     $   54,000
Equipment                   2,652,000      2,934,000
Furniture and fixtures      2,790,000      1,903,000
Leasehold
  improvements              2,159,000      1,754,000
                           ----------     ----------
                           $7,655,000     $6,645,000
Less:
Accumulated
  depreciation and
  amortization              4,767,000      4,832,000
                           ----------     ----------
                           $2,888,000     $1,813,000
----------------------------------------------------

4.  Note Payable

In 2000, the Company obtained a $12,000,000 line of credit, replacing the previously existing line of credit. The agreement provides that the Company may borrow $10,000,000 and issue letters of credit for $2,000,000 and requires the Company to meet certain financial covenants. The Company's borrowing rate is LIBOR plus 2 percent at September 30, 2000 (8.63 percent at September 30, 2000). There are no borrowings outstanding as of September 30, 2000. The bank also provides letters of credit that incur a charge of 1.5 percent of the face value. Currently, $1,217,000 letters of credit are outstanding. The Company incurs a loan commitment fee at the rate of .375 percent per annum on the average daily balance of the line of credit that is unused.

5.  Income Taxes

STV uses the liability method of accounting for income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

STV Group, Incorporated
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999, are as follows:

----------------------------------------------------------
                                  2000              1999
==========================================================
Deferred tax assets:
  Vacation accruals         $    930,000      $    827,000
  Depreciation                    47,000            15,000
  Deferred compensation        1,754,000         1,245,000
  Litigation                     518,000           613,000
  International asset sale        35,000            34,000
   State taxes                   188,000           178,000
  Postretirement
    medical benefits             560,000           507,000
                            ------------      ------------
  Total deferred
    tax assets              $  4,032,000      $  3,419,000

Deferred tax liabilities:
  Retainage                    2,949,000         3,113,000
   Other                         214,000                 0
                            ------------      ------------
   Total deferred tax
    liabilities             $  3,163,000      $  3,113,000

   Net deferred
    tax assets              $    869,000      $    306,000
----------------------------------------------------------

Significant components of the provision (benefit) for income taxes are as follows:

----------------------------------------------------------------
                       2000             1999             1998
================================================================
Current:
Federal            $ 3,549,000      $ 3,191,000      $   798,000
State                1,569,000        1,481,000          356,000
                   -----------      -----------      -----------
Total current      $ 5,118,000      $ 4,672,000      $ 1,154,000

Deferred:
Federal            $  (390,000)     $  (242,000)     $   592,000
State                 (173,000)         (44,000)         352,000
                   -----------      -----------      -----------
Total deferred     $  (563,000)     $  (286,000)     $   944,000

Income tax
expense            $ 4,555,000      $ 4,386,000      $ 2,098,000
----------------------------------------------------------------

A reconciliation of federal income taxes at the statutory rate to the Company's income tax provision follows:

-----------------------------------------------------------------
                                    2000        1999        1998
=================================================================
Federal income tax rate             34.0%       34.0%       34.0%
Non-deductible expenses
  and other                          2.6         2.1         4.3
State taxes, net of federal
  tax effect                         9.8         9.7        10.6
                                --------    --------    --------
                                    46.4%       45.8%       48.9%
-----------------------------------------------------------------

STV made income tax payments of $5,101,000, $3,808,000 and $639,000 in 2000,
1999 and 1998, respectively. The Company received $40,000 and $58,000 in income tax refunds in 2000 and 1999, respectively.

STV Group, Incorporated
--------------------------------------------------------------------------------

6.  Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

-----------------------------------------------------------------
                                Year ended September 30
                            2000           1999           1998
=================================================================
Net income               $5,266,000     $5,184,000     $2,194,000

Weighted average
  shares for basic
  earnings per share      3,844,000      3,813,000      3,719,000

Weighted average
  shares for diluted
  earnings per share      4,188,000      4,186,000      3,959,000

Basic earnings
  per share              $     1.37     $     1.36     $      .59

Diluted earnings
  per share              $     1.26     $     1.24     $      .55
-----------------------------------------------------------------

A 2-for-1 split was effected April 13, 1998, for shareholders of record as of March 31, 1998. This split is reflected in the earnings per share and weighted average number of shares for all periods presented.

7.  Commitments and Contingencies

STV is involved in various litigation arising out of the ordinary course of business. The Company's management believes that the final resolution of this litigation will not have a material adverse effect on STV's financial statements.

During 1992, STV and its insurers settled a personal injury lawsuit for $5,400,000, of which $2,700,000 was paid by the Company's professional liability insurer from a funded indemnity program and $2,700,000 by the general liability insurer. As part of the settlement, the court had required that the limits of STV's professional insurance coverage be reserved to pay this claim if the insurer was found liable. In connection with the lawsuit, a declaratory judgment action (the "Skinner Litigation") was filed on or about February 1991 by the general liability insurer in the Supreme Court. Pursuant to this, the general liability insurer sought a judgment that the professional liability insurer and STV are obligated to reimburse the general liability insurer for the payments which it made, plus expenses. STV counterclaimed against the general liability insurer, alleging breach of insurance contracts among other issues. In January 1998, the court dismissed the claim by the general liability carrier against the Company. Following an appellate court decision affirming the Company's entitlement to recover, the litigation was settled in September 1999 by the general liability company paying the Company $2,600,000 and reimbursing the Company's professional liability insurer $2,700,000. Diluted earnings per share increased by approximately $ .37 per share in 1999 related to this settlement.

In September 2000, the Company discontinued a legal malpractice action it had commenced in 1995 upon its receipt of a payment of $1,000,000 (the consequential damages incurred by the Company). Diluted earnings per share increased by approximately $ .14 per share in 2000 related to this settlement.

In addition, a garnishment proceeding was commenced in March 1994 against the Company's professional liability carrier. In that proceeding, the plaintiff-creditor seeks to enforce an approximate $4,000,000 judgement it entered in New York against an entity whose assets and liabilities were partially acquired by the Company in 1987. The Company intervened in that proceeding, and along with its professional liability carrier, denies that there is any coverage for the loss under the professional liability policy. The Company and its professional liability insurer intend to vigorously pursue defenses available to them.

If the outcome of this litigation is adverse to STV, and the Company is required to pay amounts in addition to the policy limits of the insurance policy, it could have a material adverse effect on STV's earnings and financial condition in the year such

STV Group, Incorporated
--------------------------------------------------------------------------------

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

STV has noncancellable lease agreements for the use of office space and equipment. These agreements expire on varying dates and in some instances contain renewal options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Future minimum lease payments under noncancellable leases (excluding automobile leases) with remaining terms of more than one year are due as follows:

             --------------------------------------
                        Operating Leases
             ======================================
             2001                    $    5,865,000
             2002                         4,639,000
             2003                         3,770,000
             2004                         3,483,000
             2005                         3,317,000
             Thereafter                  25,203,000

             Total minimum
             lease payments          $   46,277,000
             --------------------------------------

Rental expense under operating leases amounted to $5,488,000, $4,380,000 and $4,314,000 in 2000, 1999 and 1998, respectively.

8.  Stock Plans

On October 1, 1981, STV initiated an Employee Stock Ownership Plan (ESOP) that covers substantially all of its employees. Contributions to the plan are based on a percentage of eligible salaries. The total retirement expense for the years 2000, 1999 and 1998 was $1,436,000, $1,157,000 and $1,144,000, respectively. The liability is funded through either the issuance of shares of Company stock (at fair market value on date of issuance) or a cash payment for future stock purchases. The Company will fund the 2000 contribution with cash payments throughout 2000 and 2001. At September 30, 2000, 2,435,843 shares of STV stock are held by the ESOP and are included in the earnings per share computations.

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

STV has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per common share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999 and 1998: risk-free interest rates of 5 percent, dividend yield of 0 percent, expected volatility of the market price of STV's common stock of 44 and 18 percent, respectively, and a weighted-average expected life of the option of five years. There were no grants in 2000.

STV Group, Incorporated
--------------------------------------------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. STV's pro forma information is as follows:

--------------------------------------------------------------------------
                                        Year ended September 30
                               2000              1999              1998
==========================================================================
Pro forma net income     $   4,594,000     $   4,145,000     $   1,849,000
Pro forma basic
  earnings per share     $        1.20     $        1.09               .50
Pro forma diluted
  earnings per share     $        1.10     $         .99               .47
--------------------------------------------------------------------------

Outstanding options to purchase shares of common stock have been granted to officers and employees at prices ranging from $2.06 to $7.79 per share. The weighted-average remaining contractual life of those options is 7.01 years. A summary of the option transactions is as follows:

---------------------------------------------------------------------
                                      Year ended September 30
                               2000            1999            1998
=====================================================================
Options outstanding,
  beginning of period       1,130,500         617,000         245,000
Granted                            --         550,000         172,000
Effect of split                    --              --         344,000
Exercised                     (24,500)        (32,500)       (139,000)
Canceled                           --          (4,000)         (5,000)
Options outstanding,
  end of period             1,106,000       1,130,500         617,000
Options exercisable         1,106,000         582,000         273,000
Shares available for
  future option grants              0               0         546,000
---------------------------------------------------------------------

----------------------------------------------------------------
                                    Year ended September 30
                                  2000        1999         1998
================================================================
                                (Weighted Average Exercise Price)

Options outstanding,
  beginning of period           $   5.06    $   3.69    $   2.65
Granted                               --        6.49        4.22
Exercised                           4.60        3.44        3.25
Canceled                              --        4.38        4.38
Options outstanding,
  end of period                     5.09        5.06        3.69
Options exercisable                 5.09        3.70        3.03
Weighted average fair value
  of options granted during
  the year                            --    $   2.98    $   1.16
----------------------------------------------------------------

On October 20, 1995, certain STV officers borrowed $125,000 from the Company to purchase 25,000 shares of common stock from an outside STV director. These loans were satisfied in 1998, plus interest at the Company's bank borrowing rate, by the Company acquiring shares of treasury stock from the officers.

STV Group, Incorporated
--------------------------------------------------------------------------------

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

The following table presents the plan's status reconciled with amounts recognized in the Company's balance sheet (current and long-term):

------------------------------------------------------------------
                                       2000                1999
==================================================================
Changes in plan assets:
  Fair value of plan assets
   at beginning of year            $         0         $         0
  Employer contributions                93,000              70,000
  Benefits paid                        (93,000)            (70,000)
                                   -----------         -----------
Fair value of plan assets
  at year end                      $         0         $         0

Accumulated
  postretirement
  benefit obligation               $(1,439,000)        $(1,612,000)
Unrecognized
  net gain                            (517,000)           (356,000)
Unrecognized prior
  service costs                              0                   0
Unrecognized
  transition obligation                727,000             783,000
                                   -----------         -----------
Accrued postretirement
  benefit cost                     $(1,229,000)        $(1,185,000)
------------------------------------------------------------------

Net periodic postretirement benefit costs include the following components:

---------------------------------------------------------------------------
                                     2000            1999            1998
===========================================================================
Service cost                      $  17,000       $  32,000       $  32,000
Interest cost                       112,000         112,000         114,000
Amortization of transition
  obligation over 20 years           56,000          56,000          56,000
Amortization of unrecognized
  prior service cost                      0          41,000          41,000
Amortization of unrecognized
  gain                              (49,000)        (12,000)        (24,000)
                                  ---------       ---------       ---------
Net periodic postretirement
  benefit cost                    $ 136,000       $ 229,000       $ 219,000
---------------------------------------------------------------------------

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9.5 percent for 2000 (10.0 percent for 1999 and 10.5 percent in 1998) and is assumed to decrease gradually to 6 percent in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 2000 by $230,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000, 1999 and 1998 by $21,000, $18,000, and $17,000, respectively.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.25 percent at September 30, 2000, and
8.0 percent at September 30, 1999.

STV has a defined contribution savings and investment plan covering substantially all employees. Employees may contribute up to 15 percent of base salary to the plan, excluding highly compensated employees, which are limited to 9 percent. The plan was amended to include a discretionary company match in 1999. Plan provisions have established a company match of $ .25 for each $1 contributed on the first 4 percent of employee contributions, with an additional match at the discretion of the Board of Directors. The Company's cost for this plan was $491,000 in 2000 and $468,000 in 1999.

STV Group, Incorporated
--------------------------------------------------------------------------------

10.  Major Customers

The percentage of total revenues derived from contracts with the United States government for fiscal years 2000, 1999 and 1998 was 8 percent, 9 percent and 14 percent, respectively.

11.  Deferred Compensation

Deferred compensation consists of the following:

---------------------------------------------------------------------------------------------------------------
                                                                                        2000            1999
===============================================================================================================
Deferred compensation liability payable in fixed monthly installments of
$11,542 through September 2006 with interest imputed at 16 percent                   $  532,000      $  581,000

Executive deferred compensation liability for certain executives, with annual interest at 1 percent above prime rate as of November 1, payable upon the
termination of employment or approval of the Board of Directors                         512,000         490,000

Non-qualified deferred compensation plan liability                                       95,000               0

Supplemental executive retirement agreements for two current executives payable in monthly installments upon retirement with interest imputed
at 8.25 percent (1)                                                                   2,847,000       1,833,000
                                                                                     ----------      ----------
                                                                                      3,986,000       2,904,000
Less:  Current portion                                                                  100,000         110,000
                                                                                     ----------      ----------
                                                                                     $3,886,000      $2,794,000
---------------------------------------------------------------------------------------------------------------

The fair value of the Company's deferred compensation liability payable through September 2006 is $658,000. The Company has funded $88,000 of the total deferred compensation liability. Such funded amounts are included in other assets on the accompanying balance sheet.

Interest paid during 2000, 1999 and 1998 amounted to $133,000, $147,000 and $505,000, respectively.

Future annual cash payments, including interest, of the deferred compensation arrangements are as follows:

       ------------------------------------
            Year ending September 30
       ====================================
       2001                    $    139,000
       2002                         139,000
       2003                         139,000
       2004                         640,000
       2005                         698,000
       Thereafter                 7,932,000
       ------------------------------------

(1) These agreements for two current executives provide for annual future cash payments upon retirement of $325,000 and $234,000 annually for a period of 15 years commencing October 2003 and January 2004, respectively. The benefit is being accrued over the term of the employment agreements that extend through 2003. These payments would be increased should the cost of living index increase.

STV Group, Incorporated
--------------------------------------------------------------------------------

12.  Quarterly Results (unaudited)

         (All dollar amounts omit 000 except per share data.)

--------------------------------------------------------------------------------
                                    Quarter                              Year
                 First        Second         Third        Fourth
================================================================================
Revenue from services:
     2000      $ 34,246      $ 36,538      $ 39,806      $ 39,090      $149,680
     1999      $ 34,221      $ 33,345      $ 34,670      $ 36,704      $138,940


Operating revenue:
     2000      $ 27,400      $ 28,508      $ 28,402      $ 29,140      $113,450
     1999      $ 22,859      $ 23,758      $ 24,857      $ 25,964      $ 97,438


Gross profit:
     2000      $  4,498      $  4,680      $  4,283      $  4,055      $ 17,516
     1999      $  3,457      $  3,803      $  3,955      $  4,038      $ 15,253


Net income:
     2000      $  1,305      $  1,313      $  1,120      $  1,528      $  5,266
     1999      $    912      $    910      $    912      $  2,450      $  5,184



Basic earnings per share:
     2000      $    .34      $    .34      $    .29      $    .40      $   1.37
     1999      $    .24      $    .24      $    .24      $    .64      $   1.36


Diluted earnings per share:
     2000      $    .31      $    .31      $    .27      $    .36      $   1.26
     1999      $    .22      $    .22      $    .22      $    .58      $   1.24
--------------------------------------------------------------------------------

In the fourth quarters of 2000 and 1999, STV was paid $1,000,000 and $2,600,000, respectively, as settlement of litigation claims. These settlements increased net income by approximately $562,000, or $ .14 per diluted share, and $1,500,000, or $ .37 per diluted share in 2000 and 1999, respectively.

                                    EXHIBITS
                                    --------





                                      Index
                                      -----

Exhibit 10.9        -   Officers' and Directors' Liability Policy

Exhibit 10.35       -   Letter Agreement with PNC Bank.

Exhibit 10.36       -   Committed Line of Credit Note with PNC Bank.

Exhibit 10.37       -   Security Agreement with PNC Bank

Exhibit 10.38       -   Reimbursement Agreement for Standby Letter(s) of Credit
                        with PNC Bank.

Exhibit 10.39       -   STV Group, Incorporated Non-Qualified Management Savings
                        Plan.

Exhibit 13.1        -   The Company's Annual Report to Shareholders.

Exhibit 21.1        -   Subsidiaries of the Company from Company's Annual Report
                        to Shareholders

Exhibit 23.1        -   Consent of Ernst & Young LLP

Exhibit 27.0        -   Financial Data Schedule