Form 10-K/A
period 2000-09-30
STV GROUP INC
filed 2001-01-29
CIK 95045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                                 Commission File Number
   September 30, 2000                                             0-3415
-------------------------                                 ----------------------

                             STV GROUP, INCORPORATED
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-1698231
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

205 West Welsh Drive,  Douglassville,  Pennsylvania  19518
-------------------------------------------------------------
(Address of principal executive  offices)         (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 29, 2000 is $24,263,820. (1)

The number of shares outstanding of the registrant's classes of common stock as of November 29, 2000 is as follows:

                            Common Shares 3,873,938

DOCUMENTS INCORPORATED BY REFERENCE

        Part II
        Annual Report
        to Shareholders
        for fiscal 2000

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange commission on December 29, 2000 (the "2000 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the Registrant has incorporated into the 2000 10-K by reference to its Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders. Since the Registrant will not file its definitive Proxy Statement within 120 days after the end of the fiscal year covered by the 2000 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         The following table sets forth certain information concerning those Directors whose terms will expire in 2001, 2002 and 2003.


                                Director                 Positions With
         Name                     Since        Age       the Company

The terms of the following Directors will expire in 2001:


Maurice L. Meier (2)              1986         74        Director

Dominick M. Servedio (3) (4)      1992         60        Director, President and
                                                         Chief Executive Officer

The terms of the following Directors will expire in 2002:


G. Michael Stakias (1) (2)        1999         51        Director


The term of the following Directors will expire in 2003:


William J. Doyle (1) (2)          1993         70        Director

Richard L. Holland (1) (3) (4)    1974         74        Director

Michael Haratunian (3) (4)        1986         67        Chairman of the Board
                                                         of Directors


[FN]
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating Committee.
(4) Member of the Executive Committee.

     Mr. Meier, who has been continuously associated with the Company in various capacities since 1968 and became President of Sanders and Thomas, Inc. and Executive Vice President of STV Group, Incorporated, retired on October 1, 1988.

     Mr. Servedio has been continuously associated with the Company since 1977 and was elected President and Chief Operating Officer of STV Group, Incorporated, in 1993 and Chief Executive Officer in 1999. Mr. Servedio is a registered professional engineer. He is also President of STV Incorporated.

     Mr. Stakias is currently a partner in Liberty Partners, L.P., and Executive Vice President and Managing Director of its general partner Liberty Capital Partners, Inc., a New York private equity investment firm. Prior to joining Liberty Partners, L.P. in July, 1998, Mr. Stakias was a partner in the Philadelphia law firm of Blank Rome Comisky & McCauley LLP. Mr. Stakias currently serves on the boards of directors of Norwood Promotional Products, the Regulus Group, Laser Link.Net, Capital MT, Sorgenti Chemical Industries and Tnex.Net, each privately held companies.

     Mr. Doyle is currently Chairman Emeritus of Winning Strategies Advertising, LLC a major advertising, marketing and communications company. Previously, he was Vice Chairman of Hill International, a construction consulting firm. He also serves as a Trustee of the Coriell Institute for Medical Research and is Chairman of Doyle Management Services.

     Mr. Holland has been associated with the Company in various capacities continuously since 1968 and retired in 1991. Pursuant to an agreement dated September 30, 1986, between the Company and Mr. Holland, Mr. Holland is receiving a severance payment of $138,500 per year in equal monthly installments. These payments will continue through September 2006.

     Mr. Haratunian has been associated with the Company continuously since 1972. He was elected Chairman of the Board and Chief Executive Officer of STV Group, Incorporated, in 1993 and retired as Chief Executive Officer in 1998. Mr. Haratunian is a registered professional engineer. He is also a director of each of STV's subsidiaries.

Section 16(a) Beneficial Ownership Report Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms which they file. To the Company's knowledge, based solely on the review of the copies of such reports furnished to the Company during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Compensation Table

     The following table shows, for fiscal years ending September 30, 1998, 1999 and 2000, the cash compensation paid by the Company, as well as other compensation paid or accrued for those years, to the Company's Chief Executive Officer ("CEO") and three most highly compensated officers other than the CEO.


                                                         Long-Term Compensation
                                                         ----------------------

                                    Annual Compensation          Awards
                                    -------------------          ------

                        Fiscal                                                    All Other
 Name and Position       Year       Salary        Bonus          Options        Compensation
 -----------------      ------      ------        -----          -------        ------------


M. Haratunian            2000      $217,534       $20,000           0            $421,573 (E)
Chairman of the Board    1999      $215,478       $30,000         15,000         $380,968
                         1998      $301,298       $95,000         60,000         $244,753

D. M. Servedio           2000      $425,006 (A)  $150,000           0            $637,481 (F)
President and Chief      1999      $425,006 (B)  $150,000         36,000         $634,829
Executive Officer        1998      $293,237 (C)   $90,000          0,000         $270,042

W. A. Sanders II         2000      $209,440 (D)      $0              0            $21,387 (G)
Sr. Vice President       1999      $194,423      $25,000          10,000          $17,156
                         1998      $179,619      $20,000          20,000          $15,984

P. W. Knipe              2000      $155,000      $30,000            0              $6,878 (H)
Secretary/Treasurer      1999      $139,543      $30,000          10,000           $6,582
Chief Financial Officer  1998      $128,107      $22,000          20,000           $6,039

[FN]
(A) Includes $31,247 deferred in 200 under the Company's Deferred Compensation plan. (
B) Includes $19,821 deferred in 1999 under the Company's Deferred Compensation plan.
(C) Includes $19,994 deferred in 1998 under the Company's Deferred Compensation plan.
(D) Includes $21,002 deferred in 2000 under the Company's Deferred Compensation plan.
(E) "All Other Compensation" for the 2000 fiscal year for Mr. Haratunian includes the following items: $4,800 contribution to the ESOP plan; $3,123 for company-paid medical plan; $9,790 for company-paid life insurance; and $403,860 earned as part of his SERP.
(F) "All Other Compensation" for the 2000 fiscal year for Mr. Servedio includes the following items: $4,800 contribution to the ESOP plan; $3,264 for company-paid medical plan; $3,580 for company-paid life insurance; $5,953 accrued interest earned on his deferred compensation; and $619,884 earned as part of his SERP.
(G) "All Other Compensation" for the 2000 fiscal year for Mr. Sanders includes the following items: $4,800 contribution to the ESOP plan; $4,839 for company-paid medical plan; $756 for company-paid life insurance; and $10,992 accrued interest earned on his deferred compensation.
(H) "All Other Compensation" for the 2000 fiscal year for Mr. Knipe includes the following items: $4,800 contribution to the ESOP plan; $1,558 for company-paid medical plan; and $520 for company-paid life insurance.

Employment Agreements and Other Plans

Employment Agreements
---------------------

     On November 21, 1994, the Company entered into employment agreements (collectively the "Agreements"), effective as of January 1, 1994, with Michael Haratunian, as its Chief Executive Officer, and Dominick Servedio, as its President and Chief Operating Officer (collectively the "Executive Employees"). The Agreements were for a term of five years and provided for a base annual salary of $235,000.00 for Mr. Haratunian and $200,000.00 for Mr. Servedio, which base salary was to be reviewed annually by the Compensation Committee of the Board of Directors (the "Compensation Committee") and could be increased, but not decreased, as a result thereof. On October 29, 1998, the Company entered into employment agreements (collectively the "Agreements"), with Michael Haratunian, effective as of January 1, 1999, as its Chairman of the Board, and Dominick Servedio, effective October 1, 1998, as its President and Chief Operating Officer (collectively the "Executive Employees"). Effective January 1, 1999, Mr. Servedio assumed the position of Chief Executive Officer. The Agreements are for a term of five years and provide for a base annual salary of $212,000 for Mr. Haratunian and $425,000 for Mr. Servedio, which base salary is to be reviewed annually by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Mr. Haratunian's salary must be increased at least by a cost-of-living factor based on the increase in the Consumer Price Index - Urban Consumers for the immediately preceding calendar year. In addition, the Agreements provide that the Executive Employees shall be entitled to participate in the Company's Annual Incentive Plan established by the Compensation Committee and ratified by the Board, all of the Company's long-term incentive plans generally available to executive officers, including stock option plans, and all welfare benefit plans and retirement benefits generally available to other employees of the Company. In addition, the Agreements provide for a Supplemental Executive Retirement Plan ("SERP") for the benefit of Mr. Haratunian and Mr. Servedio. Under the SERP, Mr. Haratunian will be entitled to a benefit for 15 years commencing upon the later of the termination of his Agreement or the end of his employment term. The amount of the SERP benefit shall be an amount equal to Employee's salary in the final year of Employee's employment as adjusted during the term of this Agreement. Mr. Servedio will be entitled to a benefit for 15 years commencing on the first day of the month following termination of Employment for any reason other than cause (as defined) or retirement (as defined) in the amount of $325,000 per year. In the event Mr. Servedio's employment is terminated for cause or retirement prior to the completion of his agreement, his SERP benefit shall be reduced on a pro-rata basis, but in no event, can the reduction be less than the SERP that was accrued under the terms of the Prior Employment Agreement. Under the terms of the last employment agreement, his payout would be $187,323 per year. The Agreements may be terminated by the Company at any time for "Cause" (as defined), upon the vote of not less than two-thirds of the entire membership of the Company's Board of Directors. An Executive Employee may terminate his employment agreement for "Good Reason" (as defined). In the event that the Company terminates the Executive Employee's employment without Cause, or the Executive Employee terminates his employment for "Good Reason," the Executive Employee is entitled to receive his salary for the greater of the remaining term of the Agreement or twelve (12) months and will be fully vested in the "SERP" benefits. In the event of a "change in control" (as defined) the SERP benefits will fully vest and must be funded by the Company. Each employment agreement also contains provisions which are intended to limit the Executive Employee in competing with the Company throughout the term of the Agreement.

     On July 9, 1999, the Company entered into an Employment Agreement with Peter W. Knipe, effective as of June 1, 1999, as Senior Vice President of Finance. The agreement is for a term of two years subject to automatic extension unless terminated and provides for a base annual salary of $140,000 which base salary is to be reviewed annually by the Chief Executive Officer. In addition, the agreement provides that Mr. Knipe shall be entitled to participate in the Company's Annual Incentive Plan, all of the Company's long-term incentive plans generally available to officers including stock option plans and all welfare benefit plans and retirement plans generally available to other employees of the Company. The agreement may be terminated by the Company at any time for "Cause" (as defined). In the event that the Company terminated Mr. Knipe's employment without cause, Mr. Knipe will receive his salary and benefits for the remaining term of the agreement and all stock options, stock awards and similar equity rights shall vest. Mr. Knipe may terminate his Employment Agreement for "Good Reason" after a "Change of Control" (as defined), he shall be paid a lump sum payment equal to the sum of three times his then current salary plus the amount of any cash bonus awarded to him for services in the then most recent fiscal years and all stock options, stock awards and similar equity rights shall vest and remain exercisable through their original terms. The agreement also contains provisions which are intended to limit Mr. Knipe in competing with the Company throughout the term of the agreement and for one year thereafter.

Other Plans
-----------

     The Company formerly maintained a defined benefit plan and a money purchase plan. The defined benefit plan was frozen on August 1, 1977, and on July 31, 1982, the Company purchased annuities to cover its future obligations to eligible employees under the defined benefit plan. Disclosure of annual benefits to which all executive officers (as a group) and all employees would be entitled has been omitted in view of the fact that such amounts would vary depending on the number of persons in the group who were retired in a given year.

     On September 30, 1981, the money purchase plan was frozen and the Company ceased making contributions. Amounts previously contributed to the plan on behalf of eligible employees continued to accrue interest toward future distribution. On June 22, 1988, a cash distribution of funds was made to all eligible plan participants.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                                                     Value of
                                                                            Number of               Unexercised
                                                                           Unexercised             In-the-Money
                                                                         Options/SARs at          Options/SARs at
                                                                          00 FY-End (#)          00 FY-End ($) (1)

                                Shares Acquired           Value           Exercisable/             Exercisable/
       Name                       On Exercise           Realized          Unexercisable            Unexercisable
------------------              ---------------         --------          -------------            -------------
                                      (#)                  ($)


M. Haratunian                          0                    0                256,516                  845,118
                                                                                0                        0

D. M. Servedio                         0                    0                227,516                  651,993
                                                                                0                        0

P. W. Knipe                            0                    0                30,000                    48,750
                                                                                0                        0

W. A. Sanders II                       0                    0                30,000                    48,750
                                                                                0                        0

[FN]
(1)      Based on 2000 fiscal year-end share price equal to $7.50.
(2)      Based on share prices at dates options were exercised.

Director Compensation
---------------------

     Directors who are not also officers of the Company receive an annual fee of $24,000 plus $500 for each committee meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

     The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of Common Stock of the Company by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director of the Company, by each of the Company's four most highly compensated executive officers, and by all directors and executive officers as a group. All persons listed below have sole voting and investment power with respect to their shares, unless otherwise indicated.


                                                         Number of                         Percent of
         Name and Address                                Shares (1)                         Class (2)

STV Employee Stock                                      2,435,843 (3)                          62.8
Ownership Plan
c/o STV Group, Incorporated
205 West Welsh Drive
Douglassville, PA 19518

Richard L. Holland                                         93,274                               2.4

Michael Haratunian                                       388,805 (4)                           10.0
225 Park Avenue, South
New York, NY 10003

Maurice L. Meier                                            1,328                               (5)

Dominick Servedio                                        309,186 (6)                            8.0
225 Park Avenue South
New York, New York 10003

William J. Doyle                                           222,600                              5.7
Winning Strategies Advertising LLC
533 Fellowship Road
Mt. Laurel, NJ 08054

Whitney A. Sanders II                                    95,724 (7)                             2.5

Peter W. Knipe                                           69,647 (8)                             1.8

G. Michael Stakias                                        1,000                                 (5)

All executive officers and                              1,181,564 (9)                          30.5
directors (As a group 8 persons)

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after December 31, 2000. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2)      Based on 3,878,128 shares of Common Stock outstanding.

(3) Participants in the STV Employee Stock Ownership Plan (the "ESOP") have "pass-through" voting rights. Thus, a participant is entitled to vote all shares allocated to such participant as of a particular record date. Unallocated shares are voted by the ESOP administrators, who are subject to fiduciary duties to the ESOP participants in acting in such capacity. The ESOP administrators are appointed by the Board of Directors and have sole investment power with respect to all shares held in the ESOP. See "EXECUTIVE COMPENSATION - Employee Stock Ownership Plan." As of December 31, 2000, there were approximately 64,927 unallocated shares held in the ESOP.

(4) Includes 2,000 shares of Common Stock held by his wife and 256,516 shares of Common Stock which may be acquired within 60 days after December 31, 2000, pursuant to stock options. Includes 28,497 shares which were allocated to Mr. Haratunian's account under the ESOP, as of December 31, 2000, and over which he has voting but not investment power but does not include other shares held by the ESOP over which he shares voting and/or investment power as an ESOP administrator.

(5)      Less than 1%.

(6) Includes 227,516 shares of Common Stock which may be acquired within 60 days after December 31, 2000, pursuant to stock options. Includes 26,246 shares which were allocated to Mr. Servedio's account under the ESOP, as of December 31, 2000, and over which he has voting but not investment power but does not include other shares held by the ESOP over which he shares voting and/or investment power as an ESOP administrator.

(7) Includes 3,000 shares held by his son and 30,000 shares of Common Stock which may be acquired within 60 days after December 31, 2000, pursuant to stock options. Includes 19,524 shares which were allocated to Mr. Sanders' account under the ESOP, as of December 31, 2000, and over which he has voting but not investment power.

(8) Includes 30,000 shares of Common Stock which may be acquired within 60 days after December 31, 2000, pursuant to stock options. Includes 13,511 shares which were allocated to Mr. Knipe's account under the ESOP, as of December 31, 2000, and over which he has voting but not investment power but does not include other shares held by the ESOP over which he shares voting and/or investment power as an ESOP administrator.

(9) Includes 87,778 shares which were allocated to the accounts of such executive officers and directors, as a group, under the ESOP, as of December 31, 2000, and over which such persons have voting but not investment power. Includes 544,032 shares of Common Stock which may be acquired within 60 days of December 31, 2000 pursuant to stock options.


ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS
          ---------------------------------------------

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 29, 2001               STV GROUP, INCORPORATED
                                      ------------------------
                                            (Registrant)

                                      By:
                                            ------------------------------------
                                            DOMINICK M. SERVEDIO,
                                            Chief Executive Officer, President,
                                            Chief Operating Officer and Director
                                            (Principal Executive Officer)