Form 10-Q
period 2000-12-31
STV GROUP INC
filed 2001-02-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2000                   COMMISSION FILE NO. 0-3415

                             STV GROUP, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


     Pennsylvania                                          23-1698231
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)


205  West  Welsh   Drive,   Douglassville,   Pennsylvania            19518
--------------------------------------------------------------------------------
(Address  of principal executive offices)                          (Zip Code)


                                      (610) 385-8200
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

As of December 31, 2000, there were 3,878,128 shares of common stock of the registrant outstanding.

                                TABLE OF CONTENTS


                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS......................1

Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................2

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.....................................6

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

SIGNATURES.....................................................................9

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

These and other factors have been discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STV GROUP, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                         December 31, 2000   September 30, 2000
                                                         -----------------   ------------------

ASSETS
------
Current Assets:
  Cash and cash equivalents                                    $1,088,000          $3,382,000
  Accounts receivable                                          37,776,000          36,282,000
  Costs and estimated profits of uncompleted
    contracts in excess of related billings                    22,950,000          18,404,000
  Prepaid expenses and other current assets                       670,000             915,000
                                                                  -------             -------

  Total Current Assets                                         62,484,000          58,983,000

Property and equipment                                          7,998,000           7,655,000

Less accumulated depreciation                                   5,038,000           4,767,000
                                                                ---------           ---------

    Net property and equipment                                  2,960,000           2,888,000

Deferred income taxes                                           3,061,000           2,852,000

Other assets                                                    1,089,000             903,000
                                                                ---------             -------

      TOTAL                                                   $69,594,000         $65,626,000
      -----                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities:
    Deferred compensation                                          95,000             100,000
    Accounts payable                                          $12,087,000          $9,025,000
    Accrued expenses                                           10,260,000          11,839,000
    Billings on uncompleted contracts in excess of
      related costs and estimated profits                      12,838,000          12,514,000
    Deferred income taxes                                       2,172,000           1,983,000
    Income tax payable                                          1,354,000             933,000
                                                                ---------             -------

      Total Current Liabilities                                38,806,000          36,394,000

  Deferred compensation                                         4,299,000           3,886,000
  Post-retirement benefits                                      1,200,000           1,200,000

  Stockholders' Equity:
    Common stock                                                2,063,000           2,053,000
    Capital in excess of par                                    3,640,000           3,546,000
    Retained earnings                                          20,357,000          19,318,000
                                                               ----------          ----------

      Total                                                    26,060,000          24,917,000
        Less:  Treasury stock                                     771,000             771,000
                                                                  -------             -------

      Total Stockholders' Equity                               25,289,000          24,146,000

      TOTAL                                                   $69,594,000         $65,626,000
      -----                                                   ===========         ===========


See notes to condensed consolidated financial statements.

                             STV GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                               THREE MONTHS ENDED

                                                         December 31
                                                    2000             1999
                                                -----------------------------

Revenues

Total revenues                                  $43,823,000       $34,245,000
Less subcontract and procurement costs           13,656,000         6,845,000
                                                 ----------         ---------

Operating revenue                               $30,167,000       $27,400,000

Costs and expenses

Costs of services                                25,977,000        22,903,000
General and administrative                        2,273,000         2,130,000
                                                  ---------         ---------

Total costs and expenses                         28,250,000        25,033,000

Miscellaneous income, net                             6,000             1,000
Interest expense                                    (44,000)          (38,000)
Interest income                                      83,000            93,000
                                                     ------            ------

Income before income taxes                        1,962,000         2,423,000

Income taxes                                        923,000         1,118,000
                                                    -------         ---------

Net income                                       $1,039,000        $1,305,000
                                                 ==========        ==========

Basic earnings per share:                              $.27              $.34
Diluted earnings per share:                            $.25              $.31


See notes to condensed consolidated financial statements.

                             STV GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               December 31
                                                                           2000            1999
                                                                       ----------------------------

Operating Activities
--------------------
  Net income                                                            $1,039,000       $1,305,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                                        364,000          270,000
  Deferred income taxes                                                    (20,000)               0
  Loss on disposal of property and equipment                                 1,000                0
  Changes in operating assets and liabilities
      Accounts receivable                                               (1,494,000)      (3,934,000)
      Costs of uncompleted contracts in excess of billings,
        other current assets and other assets                           (4,460,000)       1,350,000
      Accounts payable and accrued expenses                              1,891,000       (2,600,000)
      Billings on uncompleted contracts in excess of related costs         324,000         (972,000)
      Income taxes payable                                                 421,000          377,000
                                                                           -------          -------
        Net cash used in operating activities                          $(1,934,000)     $(4,204,000)

Investing Activities
--------------------
  Purchase of property and equipment                                     $(348,000)       $(518,000)
  Purchase of software                                                    (116,000)        (159,000)
                                                                          --------         --------
        Net cash used in investing activities                            $(464,000)       $(677,000)

Financing Activities
--------------------
  Proceeds from issuance of common stock                                  $104,000          $18,000
                                                                          --------          -------
        Net cash provided by financing activities                         $104,000          $18,000

  Decrease in cash and cash equivalents                                 (2,294,000)      (4,863,000)
  Cash and cash equivalents at beginning of year                         3,382,000        7,248,000
                                                                         ---------        ---------
  Cash and cash equivalents at end of period                            $1,088,000       $2,385,000
                                                                        ==========       ==========


See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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


                                          THREE MONTHS ENDED
                                  Dec. 31, 2000         Dec. 31, 1999


Basic earnings per share                $0.27                 $0.34
Shares outstanding                  3,866,040             3,835,557

Diluted earnings per share              $0.25                 $0.31
Shares outstanding                  4,203,835             4,234,123

4.       RECLASSIFICATIONS

Certain amounts for 1999 in the accompanying consolidated financial statements have been reclassified to conform to the 2000 presentation.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation
         -----------------------------------------------------------------------

Results of Operations
---------------------

Total  revenues for the quarter ended  December 31, 2000 (first  quarter  fiscal
2001) increased 28.0% as compared to the first quarter of fiscal 2000 and increased 12.2% as compared to the previous quarter, primarily due to the increase in revenues related to pass-through costs. Operating revenues (total revenues excluding pass-through costs) increased 10.1% as compared to the first quarter of fiscal 2000 and increased 3.5% as compared to the previous quarter.

Pass-through costs increased 99.5% compared to the first quarter of fiscal 2000 and increased 37.6% from the previous quarter. Pass-through costs vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, increased to 86.1% for the first quarter of fiscal 2001 from 83.6% in the first quarter of fiscal 2000 and is comparable to 86.2% in the previous quarter. The increase in the percentage from the first quarter of fiscal 2000 was due mainly to an increase in information technology expenses, labor and labor related costs.

General and administrative expense, expressed as a percentage of operating revenue, is 7.5% in the first quarter of fiscal 2001, which is a decrease from 7.8% recorded in the first quarter of fiscal 2000 and is comparable to 7.6% in the previous quarter. While the decrease in the percentage from the first quarter of fiscal 2000 was due mainly to an increase in operating revenues noted above, absolute costs increased due to an increase in corporate training expenses.

Miscellaneous income, net increased to $6,000 for the first quarter of fiscal 2001 from $1,000 in the first quarter of fiscal 2000 and decreased from $28,000 in the previous quarter.

Interest income, net of interest expense, decreased to $39,000 for the first quarter of fiscal 2001 from net interest income of $55,000 in the first quarter of fiscal 2000 and increased from net interest income of $3,000 in the previous quarter.

Income tax expense for the first quarter of fiscal 2001 was 47.0% of pre-tax income compared to 46.1% in the first quarter of fiscal 2000 and 46.1% in the previous quarter. The increase from the previous quarter is due to the previous quarter's rate being reduced as a result of increased pre-tax income derived from the proceeds of an insurance settlement, reducing the effect of non-deductible expenses.

Diluted earnings per common share for the first quarter of fiscal 2001 was $.25 cents versus $.31 for the first quarter of fiscal 2000.

Financial Condition and Liquidity
---------------------------------

Working capital increased to $23,678,000 at December 31, 2000 from $22,589,000 at September 30, 2000. The Company has a $12,00,000 committed line of credit. The agreement provides that the Company may borrow up to $10,000,000 and issue letters of credit up to $2,000,000 and requires the Company to meet certain financial covenants. Approximately $10,455,000 is available on the $12,000,000 line of credit. The Company believes that it and the lender will maintain a line of credit adequate to meet the current and future financial needs of the Company. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog at December 31, 2000 is approximately $240 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Not applicable.

           (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
-----------------------
     (Registrant)




  February 14, 2001                   By:  /s/ Dominick M. Servedio
----------------------                     -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  February 14, 2001                   By:  /s/ Peter W. Knipe
---------------------                      -------------------------------------
     Date                                  Peter W. Knipe
                                           Chief Financial Officer