Form 10-Q
period 2001-03-31
STV GROUP INC
filed 2001-05-11
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2001                      COMMISSION FILE NO. 0-3415

                             STV GROUP, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


     Pennsylvania                                          23-1698231
-------------------------------                  -------------------------------
(State or other jurisdiction of                  I.R.S. Employer Identification)
 incorporation or organization)


205 West Welsh Drive, Douglassville, Pennsylvania                 19518
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

As of March 31, 2001, there were 3,880,128 shares of common stock of the registrant outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS......................1

Part I: FINANCIAL INFORMATION

        Item 1. Financial Statements...........................................2

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operation...........................................6

        Item 3. Quantitative and Qualitative Disclosures about Market Risk.....7

Part II: OTHER INFORMATION

         Item 1. Legal Proceedings.............................................8

         Item 2. Changes in Securities.........................................8

         Item 3. Defaults Upon Senior Securities...............................8

         Item 4. Submission of Matters to a Vote of Security Holders...........8

         Item 5. Other Information.............................................8

         Item 6. Exhibits and Reports on Form 8-K..............................8

SIGNATURES.....................................................................9

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as the Company's ability to meet its liquidity needs and control costs, certain statements in Notes to Condensed Consolidated Financial Statements, and other statements contained herein regarding matters which are not historical facts such as statements regarding the proposed merger pursuant to the merger agreement with the Company's ESOP are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

1. Whether all the conditions to closing the proposed merger are met or the merger is not consummated for any other reason.

2. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth.

3. The Company's continued ability to operate in a heavily regulated government environment. The Company's government contracts are subject to termination, reduction or modification as a result of changes in the government's requirements or budgetary restrictions. In addition, government contracts are subject to termination at the conveniences of the government. Under certain circumstances, the government can also suspend or debar individuals or firms from obtaining future contracts with the government.

4. The level of competition in the Company's industry, including companies with significantly larger operations and resources than the Company.

5. The Company's ability to identify and win suitable projects and to consummate or complete any such projects.

6. The Company's ability to perform design/build projects which may include the responsibility of ensuring the actual construction of a project for a guaranteed price.

Certain of these and other factors have been discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STV GROUP, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   March 31, 2001     September 30, 2000
ASSETS
Current Assets:
  Cash and cash equivalents                                             $1,094,000          $3,382,000
  Accounts receivable                                                   43,509,000          36,282,000
  Costs and estimated profits of uncompleted
    contracts in excess of related billings                             18,867,000          18,404,000
  Prepaid expenses and other current assets                                593,000             915,000
                                                                           -------             -------

  Total Current Assets                                                  64,063,000          58,983,000

Property and equipment                                                   7,729,000           7,655,000

Less accumulated depreciation                                            4,708,000           4,767,000
                                                                         ---------           ---------

    Net property and equipment                                           3,021,000           2,888,000

Deferred income taxes                                                    3,142,000           2,852,000

Other assets                                                             1,072,000             903,000
                                                                         ---------             -------

      TOTAL                                                            $71,298,000         $65,626,000
                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Deferred compensation                                                  $98,000            $100,000
    Accounts payable                                                    11,579,000           9,025,000
    Accrued expenses                                                    12,388,000          11,839,000
    Billings on uncompleted contracts in excess of
      related costs and estimated profits                               12,025,000          12,514,000
    Deferred income taxes                                                2,157,000           1,983,000
    Income tax payable                                                     752,000             933,000
                                                                           -------             -------

      Total Current Liabilities                                         38,999,000          36,394,000

  Deferred compensation                                                  4,569,000           3,886,000
  Post-retirement benefits                                               1,200,000           1,200,000

  Stockholders' Equity:
    Common stock                                                         2,064,000           2,053,000
    Capital in excess of par                                             3,651,000           3,546,000
    Retained earnings                                                   21,586,000          19,318,000
                                                                        ----------          ----------

      Total                                                             27,301,000          24,917,000
        Less:  Treasury stock                                              771,000             771,000
                                                                           -------             -------

      Total Stockholders' Equity                                        26,530,000          24,146,000

      TOTAL                                                            $71,298,000         $65,626,000
                                                                       ===========         ===========



See notes to condensed consolidated financial statements.


                             STV GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  March 31                      March 31
                                              2001         2000              2001           2000
Revenues

Total revenues                            $45,114,000    $36,538,000      $88,937,000    $70,783,000
Less subcontract and procurement costs     13,904,000      8,030,000       27,560,000     14,875,000
                                           ----------      ---------       ----------     ----------

Operating revenue                         $31,210,000    $28,508,000      $61,377,000    $55,908,000

Costs and expenses

Costs of services                          26,488,000     23,828,000       52,465,000     46,731,000
General and administrative                  2,416,000      2,264,000        4,689,000      4,394,000
                                            ---------      ---------        ---------      ---------

Total costs and expenses                   28,904,000     26,092,000       57,154,000     51,125,000

Miscellaneous income, net                       4,000         -                10,000          1,000
Interest expense                              (48,000)       (43,000)         (92,000)       (81,000)
Interest income                                41,000         65,000          124,000        158,000
                                               ------         ------          -------        -------

Income before income taxes                  2,303,000      2,438,000        4,265,000      4,861,000

Income taxes                                1,074,000      1,125,000        1,997,000      2,243,000
                                            ---------      ---------        ---------      ---------

Net income                                 $1,229,000     $1,313,000       $2,268,000     $2,618,000
                                           ==========     ==========       ==========     ==========

Basic earnings per share:                        $.32           $.34             $.59           $.68
Diluted earnings per share:                      $.30           $.31             $.54           $.62


See notes to condensed consolidated financial statements.


                             STV GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                March 31
                                                                          2001             2000
Operating Activities
  Net income                                                           $2,268,000       $2,618,000
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                                       756,000          577,000
      Deferred income taxes                                              (116,000)        (618,000)
      Loss on disposal of property and equipment                            5,000            4,000
  Changes in operating assets and liabilities:
      Accounts receivable                                              (7,227,000)      (1,986,000)
      Costs of uncompleted contracts in excess of billings
        and other assets                                                 (316,000)        (799,000)
      Accounts payable and accrued expenses                             3,784,000        1,398,000
      Billings on uncompleted contracts in excess of related costs       (489,000)      (4,416,000)
      Income taxes payable                                               (181,000)          45,000
                                                                         --------           ------
        Net cash used in operating activities                         $(1,516,000)     $(3,177,000)

Investing Activities
  Purchase of property and equipment                                    $(716,000)     $(1,379,000)
  Purchase of software                                                   (172,000)        (312,000)
                                                                         --------         --------
        Net cash used in investing activities                           $(888,000)     $(1,691,000)

Financing Activities
  Proceeds from issuance of common stock                                 $116,000          $37,000
  Proceeds from line of credit and long term borrowings                 1,700,000                0
  Principal payments on line of credit and long term borrowings        (1,700,000)               0
                                                                       ----------                -
        Net cash provided by financing activities                        $116,000          $37,000

  Decrease in cash and cash equivalents                                (2,288,000)      (4,831,000)
  Cash and cash equivalents at beginning of period                      3,382,000        7,248,000
                                                                        ---------        ---------
  Cash and cash equivalents at end of period                           $1,094,000       $2,417,000
                                                                       ==========       ==========



See notes to condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                 March 31, 2001        March 31, 2000         March 31, 2001        March 31, 2000
                                 --------------        --------------         --------------        --------------

Basic earnings per share                $0.32                 $0.34                  $0.59                $0.68
Shares outstanding                  3,880,017             3,839,027              3,873,028            3,837,292

Diluted earnings per share              $0.30                 $0.31                  $0.54                $0.62
Shares outstanding                  4,133,903             4,171,620              4,168,869            4,202,871

4.       RECLASSIFICATION

Certain amounts for 2000 in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation.

5.    SUBSEQUENT EVENT

On April 30, 2001, the company announced that it entered into an Agreement and Plan of Merger with the company's employee stock ownership plan (the "ESOP") pursuant to which all shares of the company's common stock not owned by the ESOP will be exchanged for $11.25 per share in cash. The shares of the company's common stock owned by the ESOP will be retained by the ESOP. Completion of the merger is subject to the receipt of proposed financing, the approval of the company's non-ESOP stockholders and ESOP participants and to other conditions contained in the merger agreement. There can be no assurance that the merger will be consummated.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation
         -----------------------------------------------------------------------

Results of Operations
---------------------

Total  revenues for the quarter  ended March 31, 2001 (second  quarter of fiscal
2001) increased 23.5% as compared to the second quarter of fiscal 2000 and increased 2.9% as compared to the previous quarter. Operating revenues (total revenues excluding pass through costs) for the second quarter of fiscal 2001 increased 9.5% as compared to the second quarter of fiscal 2000 and increased 3.5% as compared to the previous quarter.

Pass through costs, expressed as a percentage of total revenues, increased to 30.8% compared to 22.0% in the second quarter of fiscal 2000 and decreased from 31.2% in the previous quarter. Pass through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Costs of services, expressed as a percentage of operating revenues, increased to 84.9% for the second quarter of fiscal 2001 from 83.6% for the second quarter of fiscal 2000 and decreased from 86.1% recorded in the previous quarter. The increase from the second quarter of fiscal 2000 is due mainly to an increase in labor and labor related costs while the decrease from the previous quarter is due primarily to the increase in operating revenues noted above.

General and administrative expense, expressed as a percentage of operating revenue, was 7.7% in the second quarter of fiscal 2001 and is slightly lower than the 7.9% recorded in the second quarter of fiscal 2000 and is comparable to the 7.5% recorded in the previous quarter.

Miscellaneous income, net increased to $4,000 for the second quarter of fiscal 2001 from zero in the second quarter of fiscal 2000 and decreased from $6,000 in the previous quarter.

Interest income, net of interest expense, decreased to net interest expense of $7,000 for the second quarter of fiscal 2001 from net interest income of $22,000 in the second quarter of fiscal 2000 and from $39,000 in the previous quarter due to lower cash balances as cash has been used to finance operating activities.

Income tax expense for the second quarter of fiscal 2001 was 46.6% of pre-tax income compared to 46.1% in the second quarter of fiscal 2000 and 47.0% in the previous quarter. The decrease from the previous quarter is due to non-deductible expenses being lower as a percentage of increased second quarter pre-tax income.

Diluted earnings per common share for the second quarter of fiscal 2001 was $.30 cents versus $.31 cents for the second quarter of fiscal 2000.

Financial Condition and Liquidity
---------------------------------

Working capital increased to $25,064,000 at March 31, 2001 from $23,678,000 at December 31, 2000. The Company has a $12,000,000 committed line of credit. The agreement provides that the Company may borrow up to $10,000,000 and issue letters of credit for up to $2,000,000. Approximately $10,000,000 is available on the $12,000,000 line of credit. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

The Company's backlog at March 31, 2001 is approximately $250 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

Market risk exposures to the Company are not material.

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          On April 30, 2001, the company announced that it entered into an Agreement and Plan of Merger with the company's employee stock ownership plan (the "ESOP") pursuant to which all shares of the company's common stock not owned by the ESOP will be exchanged for $11.25 per share in cash. The shares of the company's common stock owned by the ESOP will be retained by the ESOP. Completion of the merger is subject to the receipt of proposed financing, the approval of the company's non-ESOP stockholders and ESOP participants and to other conditions contained in the merger agreement. There can be no assurance that the merger will be consummated.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Not applicable.

          (b)   Reports on Form 8-K

                The Company filed no reports on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
-----------------------
    (Registrant)




  May 11, 2001                        By:  /s/ Dominick M. Servedio
-----------------                          -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  May 11, 2001                        By:  /s/ Peter W. Knipe
----------------                           -------------------------------------
     Date                                  Peter W. Knipe
                                           Chief Financial Officer