Form 10-Q
period 2001-06-30
STV GROUP INC
filed 2001-08-14
CIK 95045

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2001                       COMMISSION FILE NO. 0-3415

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

As of June 30, 2001, there were 3,884,318 shares of common stock of the registrant outstanding.

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

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...9

Part II: OTHER INFORMATION

         Item 1. Legal Proceedings...........................................10

         Item 2. Changes in Securities.......................................10

         Item 3. Defaults Upon Senior Securities.............................10

         Item 4. Submission of Matters to a Vote of Security Holders.........10

         Item 5. Other Information...........................................10

         Item 6. Exhibits and Reports on Form 8-K............................10

SIGNATURES...................................................................11

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

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STV GROUP, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30, 2001     September 30, 2000
                                                                   -------------     ------------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                            $2,358,000          $3,382,000
  Accounts receivable                                                  39,558,000          36,282,000
  Costs and estimated profits of uncompleted
    contracts in excess of related billings                            22,677,000          18,404,000
  Prepaid expenses and other current assets                             1,499,000             915,000
                                                                        ---------             -------

  Total Current Assets                                                 66,092,000          58,983,000

Property and equipment                                                  8,116,000           7,655,000

Less accumulated depreciation                                           4,968,000           4,767,000
                                                                        ---------           ---------

    Net property and equipment                                          3,148,000           2,888,000

Deferred income taxes                                                   3,251,000           2,852,000

Other assets                                                            1,042,000             903,000
                                                                        ---------             -------

      TOTAL                                                           $73,533,000         $65,626,000
      -----                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities:
    Deferred compensation                                                $102,000            $100,000
    Notes payable - other                                                 557,000                   0
    Accounts payable                                                   13,741,000           9,025,000
    Accrued expenses                                                   11,465,000          11,839,000
    Billings on uncompleted contracts in excess of
      related costs and estimated profits                              10,446,000          12,514,000
    Deferred income taxes                                               1,893,000           1,983,000
    Income tax payable                                                  2,146,000             933,000
                                                                        ---------             -------

      Total Current Liabilities                                        40,350,000          36,394,000

  Deferred compensation                                                 4,910,000           3,886,000
  Post-retirement benefits                                              1,200,000           1,200,000

  Stockholders' Equity:
    Common stock                                                        2,067,000           2,053,000
    Capital in excess of par                                            3,667,000           3,546,000
    Retained earnings                                                  22,110,000          19,318,000
                                                                       ----------          ----------

      Total                                                            27,844,000          24,917,000
        Less:  Treasury stock                                             771,000             771,000
                                                                          -------             -------

      Total Stockholders' Equity                                       27,073,000          24,146,000

      TOTAL                                                           $73,533,000         $65,626,000
      -----                                                           ===========         ===========



See notes to condensed consolidated financial statements.

                             STV GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 June 30                         June 30
                                                           2001          2000               2001            2000

Revenues

Total revenues                                         $49,799,000    $39,772,000       $138,736,000    $110,555,000
Less subcontract and procurement costs                  17,372,000     11,370,000         44,932,000      26,245,000
                                                        ----------     ----------         ----------      ----------

Operating revenue                                      $32,427,000    $28,402,000        $93,804,000     $84,310,000

Costs and expenses

Costs of services                                       27,763,000     24,153,000         80,228,000      70,884,000
General and administrative                               3,120,000      2,169,000          7,809,000       6,563,000
                                                         ---------      ---------          ---------       ---------

Total costs and expenses                                30,883,000     26,322,000         88,037,000      77,447,000

Miscellaneous income, net                                   10,000         34,000             20,000          35,000
Interest expense                                           (51,000)       (49,000)          (143,000)       (130,000)
Interest income                                             51,000         59,000            175,000         217,000
                                                            ------         ------            -------         -------

Income before income taxes                               1,554,000      2,124,000          5,819,000       6,985,000

Income taxes                                             1,030,000      1,004,000          3,027,000       3,247,000
                                                         ---------      ---------          ---------       ---------

Net income                                                $524,000     $1,120,000         $2,792,000      $3,738,000
                                                          ========     ==========         ==========      ==========

Basic earnings per share:                                     $.13           $.29               $.72            $.97
Diluted earnings per share:                                   $.12           $.27               $.66            $.90


See notes to condensed consolidated financial statements.

                             STV GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                      June 30
                                                                                2001           2000
Operating Activities
--------------------
  Net income                                                                 $2,792,000     $3,738,000
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                                           1,117,000        888,000
      Deferred income taxes                                                    (489,000)      (780,000)
      Loss on disposal of property and equipment                                 11,000          4,000
  Changes in operating assets and liabilities:
      Accounts receivable                                                    (3,276,000)    (4,168,000)
      Costs of uncompleted contracts in excess of billings
        and other assets                                                     (5,016,000)    (1,946,000)
      Accounts payable and accrued expenses                                   5,368,000      2,123,000
      Billings on uncompleted contracts in excess of related costs           (2,068,000)    (5,494,000)
      Income taxes payable                                                    1,213,000       (256,000)
                                                                              ---------       --------
        Net cash used in operating activities                                 $(348,000)   $(5,891,000)

Investing Activities
--------------------
  Purchase of property and equipment                                        $(1,116,000)   $(1,843,000)
  Purchase of software                                                         (252,000)      (346,000)
                                                                               --------       --------
        Net cash used in investing activities                               $(1,368,000)   $(2,189,000)

Financing Activities
--------------------
  Proceeds from issuance of common stock                                       $135,000       $104,000
  Proceeds from line of credit, long term and short term borrowings           2,841,000      3,250,000
  Principal payments on line of credit, long term and short term borrowings  (2,284,000)    (2,450,000)
                                                                             ----------     ----------
        Net cash provided by financing activities                              $692,000       $904,000

  Decrease in cash and cash equivalents                                      (1,024,000)    (7,176,000)
  Cash and cash equivalents at beginning of period                            3,382,000      7,248,000
                                                                              ---------      ---------
  Cash and cash equivalents at end of period                                 $2,358,000        $72,000
                                                                             ==========        =======

See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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

                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                  June 30, 2001         June 30, 2000          June 30, 2001         June 30, 2000
                                  -------------         -------------          -------------         -------------

Basic earnings per share                $0.13                 $0.29                  $0.72                $0.97
Shares outstanding                  3,882,937             3,844,021              3,876,331            3,839,535

Diluted earnings per share              $0.12                 $0.27                  $0.66                $0.90
Shares outstanding                  4,367,707             4,120,069              4,235,148            4,175,270

4.       RECLASSIFICATION

Certain amounts for 2000 in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation.

5.    PLAN OF MERGER

On April 30, 2001, the company announced that it entered into an Agreement and Plan of Merger with the company's employee stock ownership plan (the "ESOP") pursuant to which all shares of the company's common stock not owned by the ESOP will be exchanged for $11.25 per share in cash. The shares of the company's common stock owned by the ESOP will be retained by the ESOP. Completion of the merger is subject to the receipt of proposed financing, the approval of the company's non-ESOP stockholders and ESOP participants at a meeting on August 29, 2001 and to other conditions contained in the merger agreement. There can be no assurance that the merger will be consummated.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation
         -----------------------------------------------------------------------

Results of Operations
---------------------

Total revenues for the nine months ended June 30, 2001 increased 25.5% as compared to the nine months ended June 30, 2000. Operating revenues for the same nine month period increased 11.3% from the comparable nine months of fiscal 2000.

Pass-through costs, expressed as a percentage of total revenues, increased to 32.4% for the first nine months of fiscal 2001 as compared to 23.7% in the comparable period of fiscal 2000. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, increased to 85.5% for the first nine months of fiscal 2001 from 84.1% in the comparable period of fiscal 2000. The increase in the percentage from fiscal 2000 was due to labor related expenses increasing at a greater rate than operating revenues.

General and administrative expense, expressed as a percentage of operating revenue, increased to 8.3% for the nine months ended June 30, 2001 from 7.8% in the comparable nine months of fiscal 2000. The increase in this percentage is due primarily to increased legal and accounting costs associated with the Company's planned merger with the Employee Stock Ownership Plan.

Miscellaneous income, net decreased to $20,000 for the nine months ended June 30 of fiscal 2001 from $35,000 in the comparable period of fiscal 2000.

Interest income, net of interest expense, decreased to $32,000 for the first nine months of fiscal 2001 from $87,000 in the comparable period of fiscal 2000.

Income tax expense for the first nine months of fiscal 2001 was 52.0% of pre-tax income compared to 46.5% for the same period last year. The increase reflects the non-deductibility of certain costs associated with the Company's planned merger with the Employee Stock Ownership Plan.

Diluted earnings per common share for the nine month period ended June 30, 2001 was $.66 cents versus $.90 cents for the same period last year.

Total revenues for the quarter ended June 30, 2001 (third quarter fiscal 2001) increased 25.2% as compared to the third quarter of fiscal 2000 and increased 10.4% as compared to the previous quarter. Operating revenues (total revenues excluding pass-through costs) increased 14.2% as compared to the third quarter of fiscal 2000 and increased 3.9% as compared with the previous quarter.

Pass-through costs, expressed as a percentage of total revenues, increased to 34.9% as compared to 28.6% in the third quarter of fiscal 2000 and increased from 30.8% in the previous quarter. Pass-through costs will vary depending on the need for specialty subconsultants and governmental subcontract requirements.

Cost of services, expressed as a percentage of operating revenues, increased to 85.6% for the third quarter of fiscal 2001 from 85.0% in the third quarter of fiscal 2000 and from 84.9% in the previous quarter. The increase in this percentage was due mainly to labor related expenses increasing at a greater rate than operating revenues for the comparable periods.

General and administrative expense, expressed as a percentage of operating revenue, increased to 9.6% in the third quarter of fiscal 2001 from 7.6% in the third quarter of fiscal 2000 and from 7.7% recorded in the previous quarter. The increase in this percentage is due primarily to increased legal and accounting costs associated with the Company's planned merger with the Employee Stock Ownership Plan.

Miscellaneous income, net decreased to $10,000 for the third quarter of fiscal 2001 from $34,000 in the third quarter of fiscal 2000 and increased from $4,000 in the previous quarter.

Interest income, net of interest expense, decreased to zero for the third quarter of fiscal 2001 from $10,000 in the third quarter of fiscal 2000 and increased from net interest expense of $7,000 in the previous quarter.

Income tax expense for the third quarter of fiscal 2001 was 66.3% of pre-tax income compared to 46.6% in the second quarter of fiscal 2001 and 47.3% of pre-tax income for the same period last year. The increase in the effective tax rate reflects the non-deductibility of certain costs associated with the Company's planned merger with the Employee Stock Ownership Plan.

Diluted earnings per common share for the third quarter of fiscal 2001 was $.12 cents versus $.27 cents for the third quarter of fiscal 2000.

Financial Condition and Liquidity
---------------------------------

Working capital increased to $25,742,000 at June 30, 2001 from $25,064,000 at March 31, 2001. The Company has a $12,000,000 committed line of credit. The agreement provides that the Company may borrow up to $10,000,000 and issue letters of credit up to $2,000,000. Approximately $10,000,000 is available on the $12,000,000 line of credit. The Company is planning to continue its program of purchasing computer-assisted design and drafting equipment.

If the planned merger is effected pursuant to the Proxy Statement for the Special Meeting of Shareholders to be held on August 29, 2001, substantial debt will be incurred.

The Company's backlog at June 30, 2001 is approximately $240 million.


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

Item 4.   Submission of Matters to Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          On April 30, 2001, the company announced that it entered into an Agreement and Plan of Merger with the company's employee stock ownership plan (the "ESOP") pursuant to which all shares of the company's common stock not owned by the ESOP will be exchanged for $11.25 per share in cash. The shares of the company's common stock owned by the ESOP will be retained by the ESOP. Completion of the merger is subject to the receipt of proposed financing, the approval of the company's non-ESOP stockholders and ESOP participants at a meeting to be held on August 29, 2001 and to other conditions contained in the merger agreement. There can be no assurance that the merger will be consummated.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (2) Agreement and Plan of Merger dated April 30, 2001 between the Company and the ESOP.*

          (b)   Reports on Form 8-K

                The Company filed a report on form 8-K dated April 30, 2001 to report execution of the Merger Agreement.



*Incorporated by reference to the Company's Form 8-K dated April 30, 2001.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STV GROUP, INCORPORATED
-----------------------
     (Registrant)




  August 14, 2001                     By:  /s/ Dominick M. Servedio
--------------------                       -------------------------------------
       Date                                Dominick M. Servedio
                                           President and Chief Executive Officer






  August 14, 2001                     By:  /s/ Peter W. Knipe
-------------------                        -------------------------------------
     Date                                  Peter W. Knipe
                                           Chief Financial Officer